Form 10KSB
Contracted Services, Inc.
filed 2007-04-03
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number  333-136643

CONTRACTED SERVICES, INC.

 (Name of small business issuer in its charter)

FLORIDA                                    56-3656663

(State or other jurisdiction of                (I.R.S. Employer

incorporation or organization)               Identification No.)

5222 110th Avenue North, Clearwater  33760

(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (727) 410-0740

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (_)

Note - Checking the box above will not relieve any  registrant  required to file  reports  pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)  No (_).

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $207,507.01.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $1,025.00 based on the offering price of $0.01 per share as stated in our SB-2 Registration Statement filed with the Securities and Exchange Commission on February 23, 2007.  Our common stock is presently not traded on any market or securities exchange.  Accordingly, the sales price to the public is fixed at $0.01 per share for the foreseeable future.

Note:  If  determining  whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,355,000 shares of Common Stock as of March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

PART I

Item 1.

Description of Business.

The Company

The Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name Contracted Services, Inc. The Company does not have any subsidiaries however we do have one related company IDocuBox.  IDocuBox owns the rights to and manufacturers a product that it sells on a wholesale basis only.  CSI is the primary dealer for the IDocuBox product which is a computer device for medical offices.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.  In the event we do not raise additional capital through private sources the company will seek other financing arrangements.

Business Development Since Inception

We put $5,000 in initial seed capital in the company after our incorporation on June 30, 2000 in order to begin operations and implement our business plan.

In July of 2000 we began to market our commercial lawn mowing services as well as offering our business consulting services in computer maintenance/repair. Our computer services initially targeted small business users such as law firms, accounting practices and medical offices.  Our computer maintenance/repair services include hardware repair/replacement; software additions/solutions; system relocation within a building and to new locations.  Our business consulting services also include the design of specialized equipment and system review and correction to determine human resource needs as well as equipment needs.

Our current customers for our computer services are serviced on a month to month basis.  These customers utilize our services in setting up their computers, providing networking where applicable and our maintaining their systems.  In the event a customer experiences a problem, we dispatch a technician to determine the problem and correct the problem immediately.  When a customer requests us to supply hardware or software we determine the specific need and then order the necessary product to the specific needs of the customer.  We do not maintain an inventory of parts and equipment since our suppliers offer same day shipping.

In order to provide the appropriate consultants for each individual project we undertake, we utilize qualified personnel from a Professional Employee Leasing Company, Human Resources, Inc.  The cost of our utilizing Human Resources, Inc. for our employee needs is one percent (1%) of our monthly payroll.  This allows us to get the right person for the job as well as eliminate the need for an employee in-house to take care of payroll and the activities associated with maintaining payroll. This business practice is highly effective and removes liability caused by payroll errors on the part of an internal employee.

In March 2004 we expanded our services further to include bidding on State of Florida highway lawn mowing.  We have executed work previously for the State of Florida however we do not have any contracts at this time.

Due to our length of time in business our only method of advertising is our website.  Referrals from existing customers have provided sufficient leads to generate our current revenue.  When we secure additional funds we will use a direct mailer to physicians, accountants and attorneys to gain additional clients.  We have also inquired about advertising in the Florida Bar Journal as well as in local physician publications and accountant organizations.

We have targeted more of our service offerings in the computer maintenance and repair activities due to the fact that most professional offices utilize technology to support their businesses.  It is our belief that our President John Corn is skilled in hardware and software repair and maintenance as well as the development of specific software programs for utilization in the fields of law, medicine and accounting.  It is this skill that we believe allows us to have a specific target market for our services.

The mowing industry is highly fragmented. We are competing with many other commercial lawn mowing companies looking for large commercial jobs as well as state contracted work. We are among the smallest mowing companies in existence and are an infinitely small participant in the state subcontract mowing business which is the cornerstone of the large contract mowing projects in the industry. While we generally compete with other mowing companies for mowing contracts, there is no competition with these same people for the other business services that we provide.

Regulations

Our commercial mowing program is subject to the requirements for the appropriate insurances set forth in a request for quote from the State of Florida. This sets forth the rules for the mowing contract, claims, working claims and reporting work performed. We are also subject to local and county regulations regarding our business licenses, insurance, workers compensation insurance and any other specifics required by the proposed contract. We must comply with these government laws in order to operate our business. Complying with these rules will not adversely affect our operations. We comply with all the requirements when we make a proposal for our mowing work.

We are obliged to adhere to any environmental regulations stipulated by the contracts as well as any governmental regulations. It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that these costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with proposals for work from the State of Florida.

Employees

We intend to use the services of a Professional Employee Leasing Company, Human Resources, Inc. for manual labor on our lawn mowing and also for qualified technical personnel for our computer consulting and business professionals for our business consulting. Our President manages the day to day operations. At present, we have no employees other than our President and although each of our officers and directors devotes a portion of his time to the affairs of the Company, none is deemed to be an employee. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire personnel through an employee leasing company on an as needed basis to reduce our costs of personnel. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned expansion activities.

Item 2.

Description of Property.

We rent small office space of 300 square feet located on a high traffic artery in St. Petersburg.  We rent on a month to month basis with all utilities included. All of the office equipment and supplies are owned by our company.  We own one (1) Ford F350 truck and one (1) Ford tractor for pulling our lawn mowing equipment.  We have one (1) Hustler zero turn mower with trailer so we can travel to any location for our mowing jobs.

We have a computer server that we do all of our software programs on.  Additionally we have laptop computers that are used for site visits to diagnose problems a client may be experiencing

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.

Market For Common Equity and Related Stockholder Matters.

Market Information

At the present time, there is no established market price for our shares.

There are no shares have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

Item 6.

Management’s Discussion and Analysis of Plan of Operation.

We are an operation company that is seeking to expand its operations. We have an operating history and have generated revenues from our activities that have produced both net incomes and losses. We have yet to undertake any expansion activity. As our company is considered to be in the early stages of business and there is no reasonable likelihood that increased revenues can be derived from our expansion in the foreseeable future, we consider that our operations will require us to retain management personnel that can lead the company in its expansion.

Our Board believes there is substantial doubt that we can expand our business during the next twelve months unless we obtain additional capital to pay for our expansion. This is because we have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We must raise cash to implement our planned expansion.

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of December 31, 2006, we had working capital of $10,666.21. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources, our directors and officers have committed to advance the company up to $25,000 to enable the Company to meet its cash needs over the coming year.

We have equipment to sell, Company owned and not held for resale, however such sale of our capital assets would hurt our ability to perform operations. We are going to buy equipment during the next twelve months. We do not know the extent of the equipment need until we have located additional customers for any of our services.

Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance as an operating corporation. We have generated both profits and losses and it is this inconsistency that makes an evaluation of our performance difficult. Further, we offer services in so many different areas that we may not be able to manage all of the various services profitably. We cannot guarantee we will be successful in our expansion activities. Our business is subject to risks inherent in the establishment of an expanding business enterprise, including limited capital resources, possible delays in the generation of revenues from expending additional capital, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the expansion of our business before we start hiring a management team. We must obtain equity or debt financing to provide the capital required to fully implement our expansion program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand. Even if available, equity financing could result in dilution to existing shareholders.

Results of Operations – December 31, 2006

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended December 31, 2006, of ($3,789.14).   Our loss from operations was ($15,944.98) which was reduced by a gain of $12,309.84 from the sale of assets.  Our gain on the sale of assets was from mowing equipment that the company determined was not being utilized to produce revenue in accordance with the cost of the equipment.  The equipment was therefore sold to generate the additional cash and relieve the company of maintaining equipment that was not being utilized.  Our income (loss) before income taxes was ($3635.14) and when added to our provision for income taxes of $154 shows our loss of ($3,789.14).

Our cash flow for the period ended December 31, 2006 showed a net decrease in cash of ($8,909.72).  We attribute the majority of the cash decrease to an increase in our accounts receivable of over $55,350.51.  Our increase in accounts receivable is directly related to the fact that we bill for our services and recognize our revenue immediately upon billing and not upon collection of payment.  Our financing activities on Notes Payable of $12,120.32 and our AAA Distributions of $2,000 constituted our only financing payments during the period ended December 31, 2006.

Our revenues for the period ended December 31, 2006 increased approximately $43,724 or approximately 21% from the same period ended December 30, 2005.  We attribute this increase to our President being able to devote more time to the computer related business relationships, therefore increasing revenue.  Our expenses during this period have increased approximately $5,103 or approximately 2% from the same period in 2005.  We have had major increases in our legal and accounting costs (associated with the filing of our registration statement with the Securities and Exchange Commission).

Results of Operations – December 31, 2005

During the first quarter of the Company’s 2005 year, Management and the Board decided to implement actions previously discussed and considered in 2004 - 2005 in order to further facilitate the Company’s growth and expansion. The Company decided to undertake the activity of providing ancillary computer maintenance/repair services to clients in order to provide additional cash flows. During the fourth quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of growth. Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock. By registering the existing shares and becoming a fully reporting company, management felt the company could seek to become an OTCBB company.  By raising funds through a private offering management believes that investors would have an appropriate exit strategy.  The Board of Directors decided that the company would pursue the sale of shares to family and friends to be registered in a registration statement.  The sale of these shares would rely on the exemption provided by the Securities Act of 1933 Section 4(2).

The Company’s operations during the year ended December 31, 2005 reflected the results of the above planning and actions. Revenue consisted of $163,782. This revenue less operating expenses of $214,508 resulted in net loss from operations of ($50,725.66).  The company realized a gain on the sale of assets of $71,910.82 offsetting the net income loss and providing for a net income of $21,185 or $0.02 per share.

The major use of cash was for the cost of goods sold; employee leasing; professional fees, mowing expenses and telephone expenses. This outlay was financed principally by the proceeds from the sale of assets. For the year ended December 31, 2005 year, the above activities resulted in a net increase in cash and cash equivalents of $13,247 and a balance of $19,575 of cash and cash equivalents at December 31, 2005.

At December 31, 2005, the Company had fixed assets of $103,766, accumulated depreciation of $59,714 for net fixed assets of $44,052 on its balance sheet. There was an additional amount of paid-in-capital of $750.00 as of December 31, 2005.

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams have strengthened and diversified the Company. Management and the Board also believe the decision to file an SB-2 Registration Statement will provide the Company with the ability to raise additional funds through a private placement, providing potential liquidity for investors by having our stock quoted on the OTCBB.

Trends

We are in the pre-expansion stage, we have not generated any additional revenue we can attribute to our plans for expansion and we see none in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  We have presented our financials to give retroactive effect to changes in our capital structure.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended expansion activities are dependent upon our ability to obtain financing in the form of debt and/or equity and ultimately to generate future profitable operational activity or income from its investments. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Item 7.

Financial Statements.

Our financial statements are contained herein commencing on page F-1, which appears at the end of this annual report.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 8A.

Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company’s management recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company.  After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006 (the “Evaluation Date”), the Company’s management has concluded, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Effectiveness of Internal Control

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework.  The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task  Force”).  Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers.  The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company.  For the same reason, the Company's registered accounting firm has not issued an “attestation report” on the Company management’s assessment of internal controls.

(c) Changes in Internal Controls

After  evaluation by the Company’s management, the  Company’s management has determined there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

Item 8B.

Other Information.

Contracted Services, Inc. will be subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance therewith files reports, or information statements and other information with the Securities and Exchange

Commission. Such reports, and other information can be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street N. E., Washington, D.C. 20549, at prescribed rates. In addition, the Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission’s web site is http://www.sec.gov.

Contracted Services, Inc. has filed with the Commission a registration statement on Form SB-2 under the Securities Act of 1933. A copy of the registration statement, and the exhibits and schedules thereto, may be inspected without charge at the public reference facilities maintained by the Commission at the addresses set forth above, and copies of all or any part of the registration statement may be obtained from such offices upon payment of the fees prescribed by the Commission. In addition, the registration statement may be accessed at the Commission’s web site.

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
John L. Corn 13796 Tern Lane Clearwater, FL 33762	Chief Financial Officer, President and Director (1)	43
Susan E. Corn 13796 Tern Lane Clearwater, FL 33762	Secretary and Director (2)	44
Beth Golden 15955 Waterline Rd. Bradenton, FL 34212	Treasurer/Director (2)	46
(1) John L. Corn was appointed President and a Director on July 1, 2000. This is the first position he has held in a fully reporting company.

(2)  Susan E. Corn was appointed Secretary and a Director on July 1, 2000 and Beth Golden was appointed Treasurer and a Director on July 1, 2000. This is the first position they have held in a fully reporting company.

Background of Officers and Directors

JOHN L. CORN has applied the 20 years of diverse technology experience to form what is now Contracted Services, Inc. In 1986 Mr. Corn was a commercial pilot where he began to learn about business to business services. Mr. Corn started his first business of delivering lost baggage for airlines. Mr. Corn experimented with the first commercial

Real Estate MLS through the use of Bulletin Board Systems on PCs using high-speed modems. Mr. Corn was also responsible for the first published Southeastern Sport Flyer, a tabloid style paper for sport pilots.

Novell, DOS and Unix systems were leading networks at the time. Friends in technology businesses dealing with Telex machines asked Mr. Corn to help bring them into the world of PCs. Mr. Corn was programming Telex machines for these businesses while in the background he was finding a way to apply the communications of Telex to a PC.

With a basic knowledge of Novell systems Mr. Corn started Computronic Systems, Inc. and was contracted by Household Mortgage in Tampa to help with the networks. Based in Chicago, Household Mortgage began using Mr. Corn’s company regularly as a Florida based IT support team. This soon spread to other companies such as Huntington Mortgage, Vista Card International, and a handful of other financial organizations.

In 1992 John Corn was asked to design an automated mortgage computer system for a start up company known as Transland Financial, a mortgage lender backed by Crown Bank in Orlando, FL. With Novell as a backbone mortgage brokers were able to send and receive mortgage applications via laptop computer to Transland Financial where in turn they were automatically underwritten, approved or disapproved and returned within 15 minutes. This system was used for several years when Crown Bank took over and acquired it for its own use. Years later Mr. Corn moved on to a contract by CompUSA to design a corporate IT service department capable of bringing CompUSA across from retail only into business to business support. As the contract ended John began a new business named Ontec, Inc. with a focus on small business computers and onsite services.

Mr. Corn decided to move into the corporate world of computer project management with Aegon and Sykes. Sykes hired Mr. Corn to inventory the 225,000 computers of General Electric. Soon after the completion of the inventory Mr. Corn was asked to manage the projects of updating those same 225,000 systems. Unhappy with the amount of travel Mr. Corn moved on to Westinghouse Remediation Services later known as WRS Remediation as IT Director. Mr. Corn stayed with WRS until July of 2000.

Contracted Services, Inc. is the product of John Corn applying the knowledge and experience of corporate IT management to the onsite services business. With one of the first businesses to guarantee an annual cost cap via monthly services without a signed contract, Contracted Services has excelled in the Tampa Bay region. Doing business as Secom, this business quickly became the model for other computer businesses wanting the stability of planned income. Secom was sold in 2005 as an asset of Contracted Services, Inc.

SUSAN E. CORN is our Secretary and our office manager. With a Bachelor of Science in Business Administration from Christian Brothers College, Susan brings strong office organization and management skills into our company. Her banking background plus 15 years of team management in the medical industry has allowed her to keep our business office running smooth.

Susan began her career in the banking industry. Working at an established bank, Bank of Florida, she managed the back office functions including; running proofs, ATM Administration, IRA Administration, and Accounting. Later, with 10 years tenure Susan would prove instrumental in a startup bank, Countryside Bankers. At this bank she was responsible for the Customer Service aspect of the office. Responsibilities included the training of representatives, telephone banking, and setup of procedures. She worked closely with software representatives in the setup of banking computer systems and programs.

In 1990, Susan was appointed to be the Office Manager for Allergy Associates, a busy medical office in central St. Petersburg. Her 16 year career with the company has allowed her to learn every aspect of running a corporation. She is solely responsible for the management of the office. Her Staff Management duties include hiring, training, and day to day administration of human resources. She is also responsible for marketing and the presentation of the office to the public.

BETH GOLDEN shows her organizational skills as our treasurer. She has over 20 years of management experience in the banking industry. Ms. Golden graduated from Memphis State University with a major in Business Administration.

Ms. Golden started her career with Goldome Banking as an administrative assistant in the lending department. She oversaw the processing of loans and worked with the customers to facilitate the loan process. She was then promoted to the position of loan processor and was responsible for all of the paperwork involved with the loan process.

Ms. Golden soon moved to California Federal Bank as a branch manager. She was responsible for the day to day operation of the branch. Responsibilities included; hiring and training of staff, profit and loss management of the branch, ordering and processing deposits for the bank, and security management.

Ms. Golden was offered a position by Barnett Bank as the manager of a much larger branch moved from California Federal to Barnett. Responsibilities not only included the day to day operation of that branch but also required the solicitation of large deposit customers for the branch. Ms. Golden proved her skills as quotas for loans and deposits were met every month.

Since leaving the banking industry, Ms. Golden added the skills of opening and developing and a new medical office for an optometrist. She opened the office from scratch including acquisition of facilities, decorating, purchasing equipment, hiring staff, and implementing office procedures. Ms. Golden is involved in the contract negotiations with major insurance companies as well as generated a pricing structure for the office. She presently oversees the daily operation of this office.

None of our officers and directors other than our President John L. Corn, works full time for our company. John L. Corn spends approximately 160 hours a month on company matters including sales and service. With recent work on the Company’s Registration

Statement and because the Company intends to seek a quotation on the OTCBB in the near future Mr. Corn’s time on Company affairs is expected to continue at this pace for the foreseeable future. As Secretary, Susan Corn spends approximately 16 hours per month on corporate matters. It is anticipated Ms. Corn will spend more time on Contracted Services’ business, when we undertake our expansion.  Ms. Golden also spends approximately 16 hours per month on corporate matters.  It is anticipated Ms. Golden will spend more time on Contracted Services’ business, when we undertake our expansion.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $500,000 in revenue we rely on our President John L. Corn for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Corn as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Corn has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Corn has gained this expertise through his experience as a business owner with over twenty years experience and his supervision of persons performing similar functions. He has specific experience coordinating with our financial information with public accountants with respect to the preparation, auditing or evaluation of financial statements.

Item 10.

Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following summary:

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Under-lying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation($) (1)
John L. Corn (1), President, Chairman of the Board of Directors	2004	-0-	-0-	-0-	-0-	-0-	-0-	142,411.80
	2005	-0-	-0-	-0-	-0-	-0-	-0-	87,761.94
	2006	-0-	-0-	-0-	-0-	-0-	-0-	49,000.00
Susan E. Corn, Secretary, Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Beth Golden, Treasurer, Director	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1) “All other compensation” represents amounts paid to Mr. Corn through, Human Resources, Inc. the professional employee leasing company utilized by CSI.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2006, the total number of shares owned beneficially by each of our officers and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	John L. Corn	625,000	46.13%
Common Stock	Susan E. Corn	625,000	46.13%
Common Stock	Beth Golden	2,500	00.18%
Common Stock	Directors and Officers as a Group (3 persons)	1,252,500	92.44%
(1) Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)  Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Item 12.

Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Item 13.

Exhibits.

Exhibit Number

Location

and Description

Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(2.0)

Plan of purchase, sale, organization, arrangement

None

liquidation or succession

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on April 26, 2006

(3.2)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on April 26, 2006

(3.3)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on April 26, 2006

(4.0)

Instruments defining the rights of security

None

holders, including indentures

(9.0)

Voting trust agreement

None

(10.0)

Material contracts

None

(11.0)

Statement re:  computation of per share

Note C to

earnings

Financial Stmts.

(14.0)

Code of Ethics

See Exhibit Key

(16.0)

Letter on change of certifying accountant

None

(18.0)

Letter on change in accounting principles

None

(20.0)

Other documents or statements to security

None

holders or any document incorporated by

reference

(21.0)

Subsidiaries of small business issuer

None

(22.0)

Published report re: matters submitted to

None

vote of security holders

(23.0)

Consents of experts and counsel

See Exhibit Key

(24.0)

Power of attorney

None

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(99.0)

Additional Exhibits

None

(d)

Reports on Form 8-K

None

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

3.3

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

23.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 20006.

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $8,000.00.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the caption “Audit Fees” was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $0.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section. The nature of the services comprising the fees disclosed under this category was: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRACTED SERVICES, INC.

Date: April 2, 2007

By:  /s/ John L. Corn

                                                JOHN L. CORN,

                                                Chief Executive Officer

                                                Chief Operating Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flow

F-5

Consolidated Statements of Stockholders’ Equity

F-7

Notes to Financial Statements

F-8 – F-10

[Letterhead of Randall N. Drake, C.P.A., P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.

We have audited the accompanying balance sheet of Contracted Services, Inc. as of December 31, 2006 and December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contracted Services, Inc. as of December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 27, 2007

CONTRACTED SERVICES, INC.

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	10,666.21	19,575.93
Accounts Receivable, Less Reserve for Bad Debts of $939.55	56,507.36	1,156.85
Loans to Shareholder	0.00	7.09
Total Current Assets	67,173.57	20,739.87
Fixed Assets:
Computer Equipment	2,365.00	2,365.00
Mowing Equipment	31,275.36	27,420.68
Vehicles	31,115.88	73,981.16
Less: Accumulated Depreciation	(21,942.87)	(59,714.41)
Total Fixed Assets	42,813.37	44,052.43

Other Assets:
Note Receivable - Idocubox Note C	12,500.00	20,000.00
Total Other Assets	12,500.00	20,000.00
TOTAL ASSETS	122,486.94	84,792.30
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	13,035.00	8,072.16
Credit Cards Payable	26,328.11	0.00
Sales Tax Payable	(193.15)	111.37
Loans From Shareholder	10,533.29	0.00
Provision for Income Taxes	154.00	0.00
Current Portion of Long-Term Liabilities - Note D	7,028.34	14,878.87
Total Current Liabilities	56,885.59	23,062.40

Long-Term Liabilities
Notes Payable - Note D	30,810.82	25,032.23
Total Long-Term Liabilities	30,810.82	25,032.23
TOTAL LIABILITIES	87,696.41	48,094.63
Stockholders' Equity: - Note G
Common Stock, $.01 par value, 75,000,000 shares
authorized, 1,355,000 shares issued and outstanding	13,550.00	12,500.00
Paid-In-Capital	27,029.67	(3,570.00)
Retained Earnings	(5,789.14)	27,767.67
Total Equity	34,790.53	36,697.67
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	122,486.94	84,792.30

CONTRACTED SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
Revenues
Sales - Computer Maintenance & Repairs	207,082.01	144,403.68
Sales - Lawn Mowing Service	0.00	18,365.26
Miscellaneous Income	425.00	1,013.83
	207,507.01	163,782.77
Operating Expenses:
Advertising	5,991.14	588.63
Automobile Expense	6,451.74	4,576.22
Bank Charges	755.55	264.06
Bad Debts	1,439.30	0.00
Commissions	523.20	0.00
Contributions	0.00	1,000.00
Contracted Labor	11,200.00	0.00
Cost of Goods Sold	69,002.54	25,373.25
Depreciation	20,259.66	29,347.05
Dues & Subscriptions	1,596.22	1,173.13
Employee Leasing	58,250.00	87,761.94
Insurance	(510.56)	9,352.07
Interest Expense	4,585.33	3,118.75
Legal & Professional Fees	24,155.00	12,155.31
Materials	3,594.30	627.82
Miscellaneous Expense	559.48	464.00
Mowing Expenses	957.65	13,651.64
Office Expense	932.49	4,693.29
Officers Compensation - Note H	3,840.00	3,840.00
Postage	1,437.59	1,192.27
Rent - Note E	164.80	3,782.18
Repairs & Maintenance	0.00	260.47
Software Support	167.75	993.88
Taxes	60.38	33.69
Telephone	5,565.64	12,347.25
Travel & Entertainment	2,369.79	565.80
Utilities	103.00	1,185.73
	223,451.99	218,348.43
	(15,944.98)	(54,565.66)
Other Income
Gain on Sale of Assets	12,309.84	71,910.82
	12,309.84	71,910.82
Net Income Before Provision for Income Taxes	(3,635.14)	17,345.16

CONTRACTED SERVICES, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005 (continued)
Provision for Income Tax Expense
Current Tax Provision	154.00	0
Deferred Taxes	0.00	0
	154.00	0

Net Income	(3,789.14)	17,345.16

Earnings per common share: - Note F
Net Income (Loss) per share	(0.00)	0.01

CONTRACTED SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net Income (Loss)	(3,789.14)	17,345.16
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation	20,259.66	29,347.05
Gain on Sale of Assets	(12,309.84)	(71,910.82)
Noncash Officers Compensation	3,840.00	3,840.00
(Increase) Decrease in:
Accounts Receivable	(55,350.51)	12,356.14
Increase (Decrease) in:
Accounts Payable	4,962.84	3,946.82
Credit Cards Payable	26,328.11	0.00
Sales Tax Payable	(304.52)	24.48
Provision for Income Taxes	154.00	0.00
	(16,209.40)	(5,051.17)
INVESTING ACTIVITIES:
Proceeds from Sale of Assets	15,500.00	110,212.94
Purchase of Fixed Assets	(12,162.38)	(41,529.60)
Payments on Notes Receivable	7,500.00	(20,000.00)
Shareholder Loans	10,540.38	(2,193.63)
	21,378.00	46,489.71
FINANCING ACTIVITIES:
Issuance of Capital Stock	42.00	250.00
Payments on Notes Payable	(12,120.32)	(24,291.32)
Shareholder AAA Distributions	(2,000.00)	(4,150.00)
	(14,078.32)	(28,191.32)
NET CASH INCREASE (DECREASE) FOR THE YEAR	(8,909.72)	13,247.22
BEGINNING CASH	19,575.93	6,328.71
ENDING CASH	10,666.21	19,575.93

SUPPLEMENTAL DISCLOSURE:
Interest Expense	4,585.33	3,118.75
Income Tax	0.00	0.00

Noncash Investing & Financing Activities:
Cost of fixed asset trade-in	54,863.29
Accumulated depreciation on fixed asset trade-in	33,795.79
Note Payable Proceeds from trade-in	40,586.86

CONTRACTED SERVICES, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005 (continued)
Note Payable Paid off from trade-in	30,538.48
Noncash Officers Compensation	3,840.00	3,840.00

The accompanying notes are an integral part of these financial statements.

CONTRACTED SERVICES, INC.

STATEMENTS OF CHANGES IN STOCKHOLER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2005	625,000	$6,250.00	($1,410.00)	14,572.51	$19,412.51

Net Income (Loss)				17,345.16	17,345.16

AAA Distribution				(4,150.00)	(4,150.00)

Issuance of Capital Stock	625,000	6,250.00	(6,000.00)		$250.00

Contributed Noncash Officers Compensation - Note I			3,840.00		$3,840.00

Balances at December 31, 2005	1,250,000	$12,500.00	($3,570.00)	$27,767.67	$36,697.67

Balances at January 1, 2006	1,250,000	$12,500.00	($3,570.00)	27,767.67	$36,697.67

Net Income (Loss)				(3,789.14)	(3,789.14)

Constructive Distribution - S Corp. termination			27,767.67	(27,767.67)	$0.00

AAA Distribution				(2,000.00)	(2,000.00)

Issuance of Capital Stock	105,000	1,050.00	(1,008.00)		$42.00

Contributed Noncash Officers Compensation - Note H			3,840.00		$3,840.00

Balances at December 31, 2006	1,355,000	$13,550.00	$27,029.67	($5,789.14)	$34,790.53

Contracted Services, Inc.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated June 30, 2000 in the State of Florida.  The Company is a computer consulting company and a commercial lawn maintenance company and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets, ranging from five to seven years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing services in the field of computer consulting and commercial lawn maintenance.  The Company recognizes its revenue when consulting services and commercial lawn maintenance have been completed and its customers are billed.

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company will be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C – NOTE RECEIVABLE

The Company has a promissory note receivable from a party related by common ownership, Idocubox, in the amount of $20,000.00 dated September 21, 2005. The note is due on September 21, 2008 and interest is payable annually at a rate of 4.68% on any unpaid balance.

Contracted Services, Inc.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE D – NOTES PAYABLE

The Company had three notes payable to Ford Motor Credit Company. The first note was dated March 19, 2002 in the original amount of $24,036.43 and was payable in monthly installments of $431.34 over five (5) years with a fixed interest rate of 2.9%. This vehicle was sold and the note was paid in its entirety during the year. The note was secured by a 2002 Ford E-250 vehicle. The second note was dated January 16, 2004 in the original amount of $54,863.29 and was payable in monthly installments of $1,009.53 over five (5) years with a fixed interest rate of 3.9%.  The note was secured by a 2004 Ford F-550 vehicle. This vehicle was traded in and the note was paid in its entirety during the year. The third note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the mortgage over the next five years are as follows:

Year ending December 31,

2007………………………………………………………….$ 7,028.34

2008………………………………………………………….$ 7.686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 5,521.98

NOTE E – RENT

The Company is leasing storage facilities on a month to month basis.

NOTE F –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00)  for the year ended December 31, 2006 were calculated based on a net income (loss) numerator of ($3,789.14) divided by a denominator of 1,331,123 shares of outstanding common stock (Average number of shares issued during the year ended December 31, 2006).

Earnings (Loss) per common share of $.01 for the year ended December 31, 2005 were calculated based on a net income (loss) numerator of $17,345.16 divided by a denominator of 1,250,000 shares of outstanding common stock (Average number of shares issued during the year ended December 31, 2005).

NOTE G – FORWARD STOCK SPLIT

On March 24, 2006 the Company’s Board received 42 executed stock subscription agreements for the purchase of stock in the corporation at $1.00 per share.  After the sale of stock there were 542 shares total issued and outstanding.  The Board filed amended and restated articles changing the par value to $0.01 per share resulting in 100 shares of stock for each share previously owned.  This increased the shares issued and outstanding to 54,200 shares total.  On April 28, 2006 the Company further ratified and authorized a 25:1 forward stock split that will result in 1,355,000 issued and outstanding shares. All references in these financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

Contracted Services, Inc.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE H – OFFICERS COMPENSATION

The Company recognized contributed noncash  officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company for 2005 and 2006.

NOTE I – SALE OF ASSETS

The Company, on June 28, 2005, entered into an asset sale agreement in which the company sold its computer consulting operations, including equipment and inventory, to Etech Source, LLC for $105,000.00.  Etech Source, LLC did not continue in the computer consulting business and the Company resumed its computer consulting operations in October 2005, prior to the end of the fiscal year. Therefore, the Company continues to report the computer consulting portion of the business as a continuing operation.