Form 10QSB
period 2007-05-15
Contracted Services, Inc.
filed 2007-05-15
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-136643

CONTRACTED SERVICES, INC.

(Name of small business issuer in its charter)

Florida 59-3656663
(State or other jurisdiction of (I.R.S. Employer Identification No.)
Incorporation or organization)

5222 110th Avenue North, Clearwater, Florida 33760
(Addres of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727) 410-0740

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  (__) Yes (x) No

The number of shares of the issuer’s common stock, part value $.001 per share, outstanding as of May 14, 2007 was 1,355,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

Contracted Services, Inc. Consolidated Balance Sheets March 31, 2007 and 2006 (UNAUDITED)

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	18,316.44	10,561.00
Accounts Receivable	17,682.61	10,002.88
Less: Reserve for Bad Debts	(735.73)	0.00
Loans to Shareholder	1,077.60	7.09
Total Current Assets	36,340.92	20,570.97
Fixed Assets:
Computer Equipment	2,365.00	2,365.00
Mowing Equipment	19,112.98	27,420.68
Vehicles	31,115.88	73,981.16
Less: Accumulated Depreciation	(22,327.29)	(64,544.34)
Total Fixed Assets	30,266.57	39,222.50

Other Assets:
Note Receivable - Idocubox - Note C	12,500.00	20,000.00
Total Other Assets	12,500.00	20,000.00
TOTAL ASSETS	79,107.49	79,793.47
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	18,576.50	0.00
Credit Cards Payable	23,463.46	6,226.63
Sales Tax Payable	74.92	(108.50)
Provision for Income Taxes	0.00	488.00
Current Portion of Long-Term Liabilities - Note D	7,028.34	7,000.00
Total Current Liabilities	49,143.22	13,606.13

Long-Term Liabilities
Notes Payable - Note D	29,112.31	26,251.66
Total Long-Term Liabilities	29,112.31	26,251.66
TOTAL LIABILITIES	78,255.53	39,857.79
Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares
authorized, 1,355,000 shares issued and outstanding	13,550.00	12,500.00
Paid-In-Capital	27,989.67	25,157.67
Retained Earnings	(40,687.71)	2,278.01
Total Equity	851.96	39,935.68

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	79,107.49	79,793.47

See accompanying notes and accountant’s report.

Contracted Services, Inc. Consolidated Statements of Operations For the Three Month Periods Ended March 31, 2007 and 2006 (UNAUDITED)

	2007	2006
Revenues
Sales - Computer Maintenance & Repairs	34,337.48	28,542.48
Sales - Lawn Mowing Service	0.00	0.00
	34,337.48	28,542.48
Operating Expenses:
Accounting	1,500.00	4,000.00
Advertising	5,084.15	1,924.26
Automobile Expense	1,000.44	1,128.35
Bad Debts	(203.82)	0.00
Bank Charges	467.35	109.00
Contract Labor	9,689.90	0.00
Cost of Goods Sold	11,844.21	4,548.34
Depreciation	3,611.17	4,829.93
Dues & Subscriptions	799.59	497.35
Employee Leasing	20,160.00	13,440.00
Business Promotion	759.67	0.00
Insurance	0.00	(524.67)
Interest Expense	1,884.09	1,091.01
Licenses and Permits	450.00	0.00
Legal & Professional Fees	10,000.00	320.00
Materials	20.95	726.55
Mowing Expenses	0.00	236.83
Office Expense	746.42	139.03
Officers Compensation - Note G	960.00	960.00
Penalties	0.00	135.15
Postage	703.93	417.04
Rent	0.00	123.60
Software Support	499.00	0.00
Telephone	984.07	960.37
Travel & Entertainment	304.76	179.03
Utilities	34.54	35.30
	71,300.42	35,276.47
	(36,962.94)	(6,733.99)
Other Income
Gain on Sale of Assets	2,064.37	9,500.00
	2,064.37	9,500.00

Income (Loss) Before Provision for Income Taxes	(34,898.57)	2,766.01
Provision for Income Taxes
Current Tax Provision	0.00	488.00
Deferred Taxes	0.00	0.00
	0.00	488.00
Net Income (Loss)	(34,898.57)	2,278.01
Earnings per common share	(0.03)	0.00

See accompanying notes and accountant’s report.

Contracted Services, Inc. Statement of Changes in Stockholder’s Equity For the Three Month Period Ended March 31, 2007 (UNAUDITED)

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,355,000	$13,550.00	$27,029.67	(5,789.14)	$34,790.53

Net Income (Loss)				(34,898.57)	(34,898.57)

Contributed Noncash Officers Compensation – Note G			960.00		$960.00

Balances at March 31, 2007	1,355,000	$13,550.00	$27,989.67	($40,687.71)	$851.96

See accompanying notes and accountant’s report.

Contracted Services, Inc. Consolidated Statements of Cash Flows For the Three Month Period Ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(34,898.57)	2,278.01
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation	3,611.17	4,829.93
Gain on Sale of Assets	(2,064.37)	(9,500.00)
Noncash Officers Compensation	960.00	960.00
(Increase) Decrease in:
Accounts Receivable	39,560.48	(8,846.03)
Increase (Decrease) in:
Accounts Payable	5,541.50	(8,072.16)
Credit Cards Payable	(2,864.65)	6,226.63
Sales Tax Payable	268.07	(219.87)
Provision for Income Taxes	(154.00)	488.00
	9,959.63	(11,855.49)
INVESTING ACTIVITIES:
Proceeeds from Sale of Assets	11,000.00	9,500.00
Shareholder Loans	(11,610.89)	0.00
	(610.89)	9,500.00
FINANCING ACTIVITIES:
Payments on Notes Payable	(1,698.51)	(6,659.44)
	(1,698.51)	(6,659.44)
NET CASH INCREASE (DECREASE) FOR THE YEAR	7,650.23	(9,014.93)
BEGINNING CASH	10,666.21	19,575.93
ENDING CASH	18,316.44	10,561.00

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$1,884.09	$1,091.01
Income Tax	$154.00	$0.00

Noncash Investing & Financing Activities:
Noncash Officers Compensation	$960.00	$960.00

See accompanying notes and accountant’s report.

Contracted Services, Inc.

Notes to Financial Statements

March 31, 2007

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

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company began to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes

Contracted Services, Inc.

Notes to Financial Statements

March 31, 2007

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

NOTE D – NOTES PAYABLE

The Company has a note payable to Ford Motor Credit Company. The note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2007………………………………………………………….$ 5,329.83

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 5,521.98

NOTE E – RENT

The Company is leasing storage facilities on a month to month basis.

NOTE F –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.03)  for the three month period ended were calculated based on a net income (loss) numerator of ($34,898.57) divided by a denominator of 1,355,000 shares of outstanding common stock (Average number of shares issued during the period).

NOTE G – OFFICERS COMPENSATION

The Company recognized contributed noncash  officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

[Letterhead of Randall N. Drake, C.P.A., P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.

We have reviewed the accompanying balance sheet of Contracted Services, Inc. as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2007 and 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

May 14, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3.  Controls and Procedures.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

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

Commission on April 26, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

3.3

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

23.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

(b)  REPORTS ON FORM 8-K

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRACTED SERVICES, INC.

Date: May 15, 2007

By:  /s/ John L. Corn

John L. Corn,

                                               Chief Executive Officer

                                               Chief Operating Officer