Form 10QSB
period 2007-08-14
Contracted Services, Inc.
filed 2007-08-14
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-136643

CONTRACTED SERVICES, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

59-3656663

(I.R.S. Employer Identification No.)

5222 110th Avenue North, Clearwater, Florida 33760

 (Address of principal executive offices and Zip Code)

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of August 14, 2007 was 1,355,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

Contracted Services, Inc. Consolidated Balance Sheets June 30, 2007 and 2006 UNAUDITED

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	8,583.01	4,772.30
Accounts Receivable	25,142.99	18,830.35
Less: Reserve for Bad Debts	(747.69)	0.00
Loans to Shareholder	926.06	7.09
Total Current Assets	33,904.37	23,609.74
Fixed Assets:
Computer Equipment	2,365.00	2,365.00
Mowing Equipment	19,112.98	27,420.68
Vehicles	31,115.88	31,115.88
Less: Accumulated Depreciation	(25,938.46)	(16,460.61)
Total Fixed Assets	26,655.40	44,440.95

Other Assets:
Note Receivable - Idocubox - Note C	12,500.00	20,000.00
Total Other Assets	12,500.00	20,000.00
TOTAL ASSETS	73,059.77	88,050.69

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	15,421.00	15,245.98
Credit Cards Payable	25,876.89	0.00
Sales Tax Payable	116.73	199.85
Provision for Income Taxes	0.00	0.00
Current Portion of Long-Term Liabilities - Note D	7,028.34	7,000.00
Total Current Liabilities	48,442.96	22,445.83

Long-Term Liabilities
Notes Payable - Note D	27,375.33	33,586.86
Total Long-Term Liabilities	27,375.33	33,586.86
TOTAL LIABILITIES	75,818.29	56,032.69

Contracted Services, Inc. Consolidated Balance Sheets June 30, 2007 and 2006 UNAUDITED (continued)
Stockholders' Equity
Common Stock, $.01 par value, 75,000,000 shares
authorized, 1,355,000 shares issued and outstanding	13,550.00	13,550.00
Paid-In-Capital	28,949.67	23,067.67
Retained Earnings	(45,258.19)	(4,599.67)
Total Equity	(2,758.52)	32,018.00
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	73,059.77	88,050.69

See accompanying notes and accountant’s report.

Contracted Services, Inc. Consolidated Statements of Operations For the Six Month Periods Ended June 30, 2007 and 2006 UNAUDITED

	2007	2006
Revenues
Sales - Computer Maintenance & Repairs	69,235.48	60,491.00
Sales - Lawn Mowing Service	0.00	0.00
	69,235.48	60,491.00
Operating Expenses:
Accounting	4,750.00	4,000.00
Advertising	7,870.53	2,224.26
Automobile Expense	2,249.76	2,526.42
Bad Debts	(191.86)	499.75
Bank Charges	841.17	268.00
Contract Labor	9,299.90	240.00
Contributions	185.00	0.00
Cost of Goods Sold	19,455.08	15,919.10
Depreciation	7,222.34	9,659.86
Dues & Subscriptions	948.05	927.56
Employee Leasing	33,600.00	25,760.00
Business Promotion	1,077.25	0.00
Insurance	0.00	(510.86)
Interest Expense	3,853.53	1,821.63
Licenses and Permits	450.00	0.00
Legal & Professional Fees	10,000.00	1,655.00
Materials	35.94	2,003.84
Miscellaneous Expense	212.75	0.00
Mowing Expenses	0.00	363.51
Office Expense	1,051.95	191.92
Officers Compensation - Note F	1,920.00	1,920.00
Penalties	52.31	318.97
Postage	1,256.93	736.81
Rent	0.00	164.80
Software Support	499.00	0.00
Telephone	1,879.32	3,282.46
Travel & Entertainment	2,146.33	582.04
Utilities	103.62	35.30
	110,768.90	74,590.67
	(41,533.42)	(14,099.67)
Other Income
Gain on Sale of Assets	2,064.37	9,500.00
	2,064.37	9,500.00
Income (Loss) Before Provision for Income Taxes	(39,469.05)	(4,599.67)

Contracted Services, Inc. Consolidated Statements of Operations For the Six Month Periods Ended June 30, 2007 and 2006 UNAUDITED (continued)
Provision for Income Taxes
Current Tax Provision	0.00	0.00
Deferred Taxes	0.00	0.00
	0.00	0.00
Net Income (Loss)	(39,469.05)	(4,599.67)
Earnings per common share	(0.03)	(0.00)

See accompanying notes and accountant’s report.

Contracted Services, Inc. Consolidated Statements of Cash Flows For the Six Month Period Ended June 30, 2007 and 2006 UNAUDITED

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(39,469.05)	(4,599.67)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation	7,222.34	9,659.86
Gain on Sale of Assets	(2,064.37)	(9,500.00)
Noncash Officers Compensation	1,920.00	1,920.00
(Increase) Decrease in:
Accounts Receivable	32,112.06	(17,673.50)
Increase (Decrease) in:
Accounts Payable	2,386.00	7,173.82
Credit Cards Payable	(451.22)	0.00
Sales Tax Payable	309.88	88.48
Provision for Income Taxes	(154.00)	0.00
	1,811.64	(12,931.01)
INVESTING ACTIVITIES:
Proceeeds from Sale of Assets	11,000.00	9,500.00
Shareholder Loans	(11,459.35)	0.00
	(459.35)	9,500.00
FINANCING ACTIVITIES:
Payments on Notes Payable	(3,435.49)	(9,372.62)
Shareholder AAA Distributions	0.00	(2,000.00)
	(3,435.49)	(11,372.62)
NET CASH INCREASE (DECREASE) FOR THE YEAR	(2,083.20)	(14,803.63)
BEGINNING CASH	10,666.21	19,575.93
ENDING CASH	8,583.01	4,772.30

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$3,853.53	$1,821.63
Income Tax	$154.00	$0.00

Noncash Investing & Financing Activities:
Noncash Officers Compensation	$1,920.00	$1,920.00

Cost of fixed asset trade-in	$0.00	$54,863.29

Contracted Services, Inc. Consolidated Statements of Cash Flows For the Six Month Period Ended June 30, 2007 and 2006 UNAUDITED (continued)
Accumulated depreciation on fixed asset trade-in	$0.00	$33,759.79
Note Payable Proceeds from trade-in	$0.00	$40,586.86
Note Payable Paid off from trade-in	$0.00	$30,538.48
Stock Subscription Receivable	$0.00	$42.00

See accompanying notes and accountant’s report.

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

NOTE C – NOTE RECEIVABLE

The Company has a promissory note receivable from a party related by common ownership, Idocubox, in the amount of $20,000.00 dated September 21, 2005. The note is due on September 21, 2008 and interest is payable annually at a rate of 4.68% on any unpaid balance.   The balance of the note as of June 30, 2007 was $12,500.00.

NOTE D – NOTES PAYABLE

The Company has a note payable to Ford Motor Credit Company. The note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2007………………………………………………………….$ 3,592.85

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 5,521.98

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.03) for the six month period ended were calculated based on a net income (loss) numerator of ($39,469.05) divided by a denominator of 1,355,000 shares of outstanding common stock (Average number of shares issued during the period).

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash  officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – NOTICE OF EFFECTIVENESS

On March 15, 2007 the corporation received  Notice of Effectiveness from the United States Securities and Exchange Commission for its registration statement under the Securities Act of 1933 that will allow the corporation to sell its common stock to the public.

[Letterhead of Randall N. Drake, C.P.A., P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.

We have reviewed the accompanying balance sheet of Contracted Services, Inc. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended June 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.

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

August 8, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an operating company that is seeking to expand its operations. We have an operating history and have generated revenues from our activities that have produced both net incomes and losses. We have yet to undertake any expansion activity. As our company is considered to be in the early stages of business and there is no reasonable likelihood that increased revenues can be derived from our expansion in the foreseeable future, we consider that our operations will require us to retain management personnel that can lead the company in its expansion.

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2007, we had cash on hand of $8,583.01. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Results of Operations – June 30, 2007 Compared to 2006

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended June 30, 2007, of ($39,469.05) compared to ($4,599.67) for the same period in 2006.   This increase in the net loss was due substantially to an increase in expenses for advertising, contract labor, employee leasing and,  legal and professional fees.  Our loss from operations was ($41,533.42), which was reduced by a gain of $2,064.37 from the sale of assets.  Our gain on the sale of assets was from mowing equipment that the company determined was not being utilized to produce revenue in accordance with the cost of the equipment.  The equipment was therefore sold to generate the additional cash and relieve the company of maintaining equipment that was not being utilized.

Our cash flow for the period ended June 30, 2007 showed a net decrease in cash of ($2,083.20).  We attribute the majority of the cash decrease to our financing activities on Notes Payable of $3,435.49, which constituted our only financing payments during the period ended June 30, 2007.

Our revenues for the period ended June 30, 2007 increased approximately $8,744.48 or approximately 14% from the same period ended June 30, 2006.  We attribute this increase to our President being able to devote more time to the computer related business relationships, therefore increasing revenue.  Our expenses during this period have increased approximately $36,178.23 or approximately 48% from the same period in 2006.  We have had major increases in our advertising, contract labor, employee leasing costs and, legal and professional fees (associated with efforts to expand the business and comply with periodic reporting requirements of the federal securities laws).

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

Note E to

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

Date: August 14, 2007

By:  /s/ John L. Corn

John L. Corn,

                                               Chief Executive Officer

                                               Chief Financial Officer