Form 10QSB
period 2007-11-14
Contracted Services, Inc.
filed 2007-11-15
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of November 9, 2007 was 101,625,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information

Item 1.  Financial Statements.

CONTRACTED SERVICES, INC.

Balance Sheet - Unaudited

As of September 30, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	2,724.87	15,827.85
Accounts Receivable	58,451.87	32,573.62
Less: Reserve for Bad Debts	(452.01)	(2,000.00)
Loans to Shareholder	0.00	1,617.09
Total Current Assets	60,724.73	48,018.56
Fixed Assets:
Computer Equipment	2,365.00	2,365.00
Mowing Equipment	19,112.98	19,112.98
Vehicles	31,115.88	31,115.88
Less: Accumulated Depreciation	(29,549.62)	(15,574.85)
Total Fixed Assets	23,044.24	37,019.01

Other Assets:
Note Receivable - Idocubox - Note C	12,500.00	12,500.00
Total Other Assets	12,500.00	12,500.00
TOTAL ASSETS	96,268.97	97,537.57
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	1,250.00	20,418.38
Credit Cards Payable	21,770.22	0.00
Sales Tax Payable	879.39	975.70
Provision for Income Taxes	0.00	286.00
Loans from Shareholders	12,755.29	0.00
Current Portion of Long-Term Liabilities - Note D	7,028.34	7,000.00
Total Current Liabilities	43,683.24	28,680.08

Long-Term Liabilities
Notes Payable - Note D	25,599.02	32,500.07
Total Long-Term Liabilities	25,599.02	32,500.07
TOTAL LIABILITIES	69,282.26	61,180.15
Stockholders' Equity
Common Stock, $.01 par value, 750,000,000 shares
authorized, 101,625,000 shares issued and outstanding	1,016,250.00	13,550.00
Paid-In-Capital	(972,790.33)	26,069.67
Stock Subscription Receivable	0.00	(5.00)
Retained Earnings	(16,472.96)	(3,257.25)
Total Equity	26,986.71	36,357.42
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	96,268.97	97,537.57

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC.

Statement of Operations - Unaudited

For the Nine Month Periods Ended September 30, 2007 and 2006

	2007	2006
Revenues
Sales - Computer Maintenance & Repairs	131,356.28	129,771.50
Sales - Lawn Mowing Service	0.00	0.00
	131,356.28	129,771.50
Operating Expenses:
Accounting	2,220.00	4,500.00
Advertising	10,526.29	3,565.62
Automobile Expense	3,432.46	5,260.87
Bad Debts	3,310.96	2,499.75
Bank Charges	1,463.98	512.00
Contract Labor	10,049.90	1,115.00
Contributions	185.00	0.00
Cost of Goods Sold	27,010.96	39,075.26
Depreciation	10,833.50	13,891.64
Dues & Subscriptions	1,187.45	1,304.70
Employee Leasing	41,440.00	40,320.00
Business Promotion	1,467.22	0.00
Insurance	0.00	(510.56)
Interest Expense	5,849.35	3,173.75
Licenses and Permits	450.00	0.00
Legal & Professional Fees	10,000.00	14,155.00
Materials	626.40	3,081.48
Miscellaneous Expense	212.75	0.00
Mowing Expenses	0.00	443.76
Office Expense	2,404.25	1,299.98
Officers Compensation - Note F	2,880.00	2,880.00
Penalties	102.42	0.00
Postage	1,827.05	1,124.19
Rent	0.00	164.80
Software Support	499.00	0.00
Telephone	3,665.65	4,212.68
Travel & Entertainment	2,356.26	879.67
Utilities	103.62	103.00
Total Operating Expenses	144,104.47	143,052.59
	(12,748.19)	(13,281.09)
Other Income
Gain on Sale of Assets	2,064.37	12,309.84
	2,064.37	12,309.84
Income (Loss) Before Provision for Income Taxes	(10,683.82)	(971.25)
Provision for Income Taxes
Current Tax Provision	0.00	286.00
Deferred Taxes	0.00	0.00
	0.00	286.00
Net Income (Loss)	(10,683.82)	(1,257.25)
Earnings per common share	(0.00)	(0.00)

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC.

Statement of Cash Flows - Unaudited

For the Nine Month Periods Ended September 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	(10,683.82)	(1,257.25)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation	10,833.50	13,891.64
Gain on Sale of Assets	(2,064.37)	(12,309.84)
Noncash Officers Compensation	2,880.00	2,880.00
(Increase) Decrease in:
Accounts Receivable	(1,492.50)	(29,416.77)
Increase (Decrease) in:
Accounts Payable	(11,785.00)	12,346.22
Credit Cards Payable	(4,557.89)	0.00
Sales Tax Payable	1,072.54	864.33
Provision for Income Taxes	(154.00)	286.00
	(15,951.54)	(12,715.67)
INVESTING ACTIVITIES:
Proceeeds from Sale of Assets	11,000.00	15,500.00
Shareholder Loans	2,222.00	(1,610.00)
Payments Received on Notes Receivable	0.00	7,500.00
	13,222.00	21,390.00
FINANCING ACTIVITIES:
Issuance of Capital Stock	0.00	37.00
Payments on Notes Payable	(5,211.80)	(10,459.41)
Shareholder AAA Distributions	0.00	(2,000.00)
	(5,211.80)	(12,422.41)
NET CASH INCREASE (DECREASE) FOR THE YEAR	(7,941.34)	(3,748.08)
BEGINNING CASH	10,666.21	19,575.93
ENDING CASH	2,724.87	15,827.85

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$5,849.35	$3,173.75
Income Tax	$154.00	$0.00

Noncash Investing & Financing Activities:
Noncash Officers Compensation	$2,880.00	$2,880.00
Cost of fixed asset trade-in	$0.00	$54,863.29
Accumulated depreciation on fixed asset trade-in	$0.00	$33,795.79
Note Payable Proceeds from trade-in	$0.00	$40,586.86
Note Payable Paid off from trade-in	$0.00	$30,538.48
Stock Subscription Receivable	$0.00	$42.00

See accompanying notes and accountant’s report.

Contracted Services, Inc.

Notes to Financial Statements

September 30, 2007

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

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2007………………………………………………………….$ 1,816.54

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 5,521.98

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) for the nine month period ended were calculated based on a net income (loss) numerator of ($10,683.82) divided by a denominator of 101,625,000 shares of outstanding common stock (Average number of shares issued during the period).

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash  officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to distribute within the State of Florida all of Medical Check In Systems, Inc.’s products available for sale. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc.  through September 30, 2007 were $50,787.21.

NOTE H - NOTICE OF EFFECTIVENESS

On March 15, 2007 the corporation received Notice of Effectiveness from the United States Securities and Exchange Commission for its registration statement under the Securities Act of 1933 that will allow the corporation to sell its common stock to the public.

NOTE I– FORWARD STOCK SPLIT

On September 26, 2007 the Company’s Board filed amended and restated articles changing the total authorized capital stock of the corporation to 750,000,000 shares. On that same date the Company further ratified and authorized a 75:1 forward stock split that will result in 101,625,000 issued and outstanding shares. All references in these financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder’s of Contracted Services, Inc.:

We have reviewed the accompanying balance sheet of Contracted Services, Inc. as of September 30, 2007 and the related statements of operations and cash flows for the nine months ended September 30, 2007. These financial statements are the responsibility of the company’s management.

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

November 14, 2007

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of September 30, 2007, we had cash on hand of $2,724.87. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Results of Operations – September 30, 2007 Compared to 2006

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended September 30, 2007, of ($10,683.82) compared to ($1,257.25) for the same period in 2006.   This increase in the net loss was due substantially to an increase in expenses for advertising and contract labor.

Our cash flow for the period ended September 30, 2007 showed a net decrease in cash of ($7,941.34).  We attribute the majority of the cash decrease to our financing activities on Notes Payable of $5,211.80, which constituted our only financing payments during the period ended September 30, 2007.

Our revenues for the period ended September 30, 2007 were $131,356.28, an increase of approximately $1,584.78 or approximately 1.3% from the same period ended September 30, 2006.  We attribute this increase to our President being able to devote more time to the computer related business relationships, therefore increasing revenue.  Our expenses during this period have increased approximately $1,051.88 or approximately .73% from the same period in 2006.

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

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on August 15, 2006

(3.2)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on August 15, 2006

(3.3)

Amended and Restated Articles of

Filed Herewith

Incorporation filed with the Florida

Secretary of State on September 26, 2007,

reported on Form 8-K October 1, 2007

(3.4)

Bylaws filed with SB-2 Registration

See Exhibit Key

Statement on August 15, 2006

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

Commission on August 15, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on August 15, 2006.

3.4

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on August 15, 2006.

14.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on August 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRACTED SERVICES, INC.

Date: November 14, 2007

By:  /s/ John L. Corn

John L. Corn,

Chief Executive Officer

Chief Financial Officer