Form 10KSB
Contracted Services, Inc.
filed 2008-04-01
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State issuer's revenues for its most recent fiscal year:  $141,506.87.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $0.00 based on the fact that our common stock is presently not traded on any market or securities exchange.

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,625,000 shares of Common Stock as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

CONTRACTED SERVICES, INC.

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2007

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-KSB of Contracted Services, Inc. for the year ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Contracted Services, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

PART I

Item 1.

Description of Business.

The Company

The Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name Contracted Services, Inc. The Company does not have any subsidiaries however we do have two related companies, IDocuBox, Inc and Medical Check In Systems, Inc.

IDocuBox, Inc owns the rights to a computer system and software used in document archiving. CSI is contracted to manufacture the systems that IDocuBox, Inc. sells.

Medical Check In Systems, Inc. sells touch screen computer systems intended to replace the traditional sign in sheet of a medical facility or financial institution. CSI is contracted to manufacture the systems that Medical Check In Systems sells.

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

In March 2004 we expanded our services further to include commercial mowing for governmental contracts issued and bid by the State of Florida.  We have executed work previously for the State of Florida, however we do not have any contracts at this time.

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

Employees

We use the services of a Professional Employee Leasing Company, Human Resources, Inc. to provide all our employee needs. This reduces the expenses of administration and management while providing reasonable oversight of legal obligations pertaining to employee requirements. While Contracted Services, Inc. technically has no direct employees, Human Resources, Inc. provides employees used for manual labor on our commercial mowing and for qualified technical personnel for our computer consulting and network services. Our President manages the day to day operations and is paid as a leased employee through Human Resources, Inc.  At present, we have no employees other than our President and although each of our officers and directors devotes a portion of his time to the affairs of the Company, none is deemed to be an employee. None of our officers and directors has an employment agreement with us. We presently rely on the PEO to provide optional, health, annuity, insurance, or similar benefit plan to any leased employee.

As indicated above we will hire personnel through an employee leasing company on an as needed basis to reduce our costs of personnel. We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned expansion activities.

Item 2.

Description of Property.

We own one (1) Ford F350 truck and one (1) commercial trailer for pulling our mowing equipment.

We have computer servers that provide services to support our websites, our customer websites and software development. Additionally we have laptop computers that are used for site visits to diagnose problems a client may be experiencing

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.

Market For Common Equity and Related Stockholder Matters.

Market Information

At the present time, there is no established market price for our shares. There are no shares that have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of Contracted Services, Inc.’s common stock without registration during the last three years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

The following securities of Contracted Services, Inc. were issued by CSI within the past three (3) years and were not registered under the Securities Act of 1933:

(a) On March 24, 2006 the following individuals were issued from treasury for additional paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to personal business acquaintances of the President, John L. Corn. Each individual had specific knowledge of the Company’s operation that was given to them personally by the President, John L. Corn. Each individual is considered educated and informed concerning small investments, such as the $1.00 investment in our Company.  The Articles of Incorporation of Contracted Services, Inc. were Amended and Restated under the laws of Florida on April 21, 2006. As a result of amending our articles of incorporation, stock par value from $1.00 to $.01 there was an immediate increase of 100:1 to each shareholder.  The company then executed a forward stock split of 25:1 on April 28, 2006 thereby further increasing the number of shares held by each shareholder.

Name of Stockholder	Shares Received	Consideration
William L. Corn	2,500	$1.00 Check
MSC Consulting	2,500	$1.00 Check
Elizabeth Corn	2,500	$1.00 Check
John J. Corn	2,500	$1.00 Check
Andrew Corn	2,500	$1.00 Check
Patricia Corn	2,500	$1.00 Check
John W. Corn	2,500	$1.00 Check

Carol L. Corn	2,500	$1.00 Check
Beth Golden	2,500	$1.00 Check
Wayne Golden	2,500	$1.00 Check
James Garrett	2,500	$1.00 Check
Virginia Sanderson	2,500	$1.00 Check
Walter Sanderson	2,500	$1.00 Check
Jay Sanderson	2,500	$1.00 Check
Curt Steinbach	2,500	$1.00 Check
Lisa Steinbach	2,500	$1.00 Check
Malcolm Driver	2,500	$1.00 Check
Belinda Driver	2,500	$1.00 Check
William Cocker	2,500	$1.00 Check
Gary Gums	2,500	$1.00 Check
Karen Gums	2,500	$1.00 Check
Ana Gerena	2,500	$1.00 Check
Keith Wood	2,500	$1.00 Check
April Wood	2,500	$1.00 Check
Sarah Wood	2,500	$1.00 M.O.
Billy Wood	2,500	$1.00 Check
Melinda Steffny	2,500	$1.00 Check
John Glonek	2,500	$1.00 Check
David Alexander	2,500	$1.00 Check
Rand Mosteller	2,500	$1.00 Check
Joe Lochiel	2,500	$1.00 Check
Angela Rohr	2,500	$1.00 Check
John Rickenbacher	2,500	$1.00 Check
Teresa Glonek	2,500	$1.00 Check
Terri Garrett	2,500	$1.00 Check
Patrick Garrett	2,500	$1.00 Check
Mary Ware	2,500	$1.00 Check
Paul Ware	2,500	$1.00 Check
Kathy Outzs	2,500	$1.00 Check
Steve Outzs	2,500	$1.00 Check
Wayne Ackett	2,500	$1.00 Check
Jennifer Ackett	2,500	$1.00 Check

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of December 31, 2007, we had working capital of $3,412.90. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Results of Operations – December 31, 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended December 31, 2007, of ($26,408.50).   Our loss from operations was ($28,472.87) which was reduced by a gain of $2,064.37 from the sale of assets.  Our gain on the sale of assets was from mowing equipment that the company determined was not being utilized to produce revenue in accordance with the cost of the equipment.  The equipment was therefore sold to generate the additional cash and relieve the company of maintaining equipment that was not being utilized.  Our income (loss) before income taxes was ($26,408.50) and when added to our provision for income taxes of $0 shows our loss of ($26,408.50).

Our cash flow for the period ended December 31, 2007 showed a net decrease in cash of ($9,831.20).  We attribute the majority of the cash decrease to an increase in our accounts payable of $(7,535.00).  Our financing activities on Notes Payable of $7,028.34 constituted our only financing payments during the period ended December 31, 2007.

Our revenues for the period ended December 31, 2007 decreased approximately $66,000.14 or approximately 32% from the same period ended December 31, 2006.  Our expenses during this period have decreased approximately $53,472.22 or approximately 24% from the same period in 2006.  We attribute this decrease substantially to reduced contractual obligations in the computer services.

Results of Operations – December 31, 2006

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

Trends

We are in the pre-expansion stage, we have not generated any additional revenue we can attribute to our plans for expansion. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 8A.

Controls and Procedures.

Item 8A(T). Controls and Procedures.

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
John L. Corn 3919 14th St NE St Petersburg, FL 33716	Chief Financial Officer, President and Director (1)	44

Susan E. Corn 3919 14th St NE St Petersburg, FL 33716	Secretary and Director (2)	45
Beth Golden 15955 Waterline Rd. Bradenton, FL 34212	Treasurer/Director (2)	47
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Annual Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year except that our officers and directors have not yet filed their respective Forms 3.  The Company expects that such individuals will have the Forms 3 filed within the next several days and certainly before any trading of the Company’s stock occurs.

Item 10.

Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following table:

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Under-lying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation($) (1)
John L. Corn (1), President, Chairman of the Board of Directors	2006	-0-	-0-	-0-	-0-	-0-	-0-	49,000,00
	2007	-0-	-0-	-0-	-0-	-0-	-0-	32,000.00

Susan E. Corn, Secretary, Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Beth Golden, Treasurer, Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) “All other compensation” represents amounts paid to Mr. Corn through, Human Resources, Inc. the professional employee leasing company utilized by CSI.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2007, the total number of shares owned beneficially by each of our officers and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	John L. Corn	46,875,000	46.13%
Common Stock	Susan E. Corn	46,875,000	46.13%
Common Stock	Beth Golden	187,500	00.18%
Common Stock	Directors and Officers as a Group (3 persons)	93,937,500	92.44%
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

Commission on April 26, 2006.

23.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years 2007 and 2006 were $5000 and $3000 respectively.

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

CONTRACTED SERVICES, INC.

Date: March 31, 2008

By:  /s/ John L. Corn

JOHN L. CORN,

Chief Executive Officer

Chief Operating Officer

Chairman of the Board of Directors

Date: March 31, 2008

By:  /s/ Susan E. Corn

SUSAN E. CORN,

Secretary

Director

Date:  March 31, 2008

By:  /s/ Beth Golden

BETH GOLDEN,

Treasurer

Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flow	F-5

Consolidated Statements of Stockholders’ Equity	F7

Notes to Financial Statements	F-6--F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Contracted Services, Inc.:

We have audited the accompanying balance sheets of Contracted Services, Inc. as of December 31, 2007 and 2006 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contracted Services, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 30, 2008

CONTRACTED SERVICES, INC. Balance Sheet As of December 31, 2007 and December 31, 2006
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	835.01	10,666.21
Accounts Receivable, Less Reserve for Bad Debts of $ 94.27 and $939.55	44,945.00	56,507.36
Total Current Assets	45,780.01	67,173.57
Fixed Assets:
Computer Equipment	2,365.00	2,365.00
Mowing Equipment	19,112.98	31,275.36
Vehicles	31,115.88	31,115.88
Less: Accumulated Depreciation	(33,160.78)	(21,942.87)
Total Fixed Assets	19,433.08	42,813.37

Other Assets:
Note Receivable - Idocubox Note C	12,500.00	12,500.00
Total Other Assets	12,500.00	12,500.00
TOTAL ASSETS	77,713.09	122,486.94
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	5,500.00	13,035.00
Credit Cards Payable	29,341.14	26,328.11
Sales Tax Payable	(127.40)	(193.15)
Loans From Shareholder	(33.50)	10,533.29
Provision for Income Taxes	0.00	154.00
Current Portion of Long-Term Liabilities - Note D	7,686.87	7,028.34
Total Current Liabilities	42,367.11	56,885.59

Long-Term Liabilities
Notes Payable - Note D	23,123.95	30,810.82
Total Long-Term Liabilities	23,123.95	30,810.82
TOTAL LIABILITIES	65,491.06	87,696.41
Stockholders' Equity: - Note I
Common Stock, $.01 par value, 750,000,000 shares
authorized, 101,625,000 shares issued and outstanding	1,016,250.00	13,550.00
Paid-In-Capital	(971,830.33)	27,029.67
Retained Earnings	(32,197.64)	(5,789.14)
Total Equity	12,222.03	34,790.53
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	77,713.09	122,486.94

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Income Statement For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
Revenues
Sales - Computer Maintenance & Repairs	141,506.87	207,082.01
Miscellaneous Income	0.00	425.00
Total Revenues	141,506.87	207,507.01
Operating Expenses:
Advertising	15,134.77	5,991.14
Automobile Expense	4,448.62	6,451.74
Bank Charges	1,631.98	755.55
Bad Debts	3,273.22	1,439.30
Business Promotion	1,955.08	0.00
Commissions	400.00	523.20
Contracted Labor	9,649.90	11,200.00
Cost of Goods Sold	31,974.57	69,002.54
Depreciation	14,444.66	20,259.66
Dues & Subscriptions	1,598.45	1,596.22
Employee Leasing	41,440.00	58,250.00
Insurance	0.00	(510.56)
Interest Expense	7,585.94	4,585.33
Legal & Professional Fees	16,563.75	24,155.00
Licenses and Permits	450.00	0.00
Materials	902.95	3,594.30
Miscellaneous Expense	1,012.75	559.48
Mowing Expenses	0.00	957.65
Office Expense	3,547.50	932.49
Officers Compensation - Note F	3,840.00	3,840.00
Penalties	153.11	0.00
Postage	2,178.03	1,437.59
Rent - Note E	0.00	164.80
Software Support	518.95	167.75
Taxes	244.10	60.38
Telephone	4,398.64	5,565.64
Travel & Entertainment	2,529.15	2,369.79
Utilities	103.62	103.00
Total Operating Expenses	169,979.64	223,451.99
Net Income (Loss)	(28,472.87)	(15,944.98)
Other Income
Gain on Sale of Assets	2,064.37	12,309.84
Total Other Income	2,064.37	12,309.84
Net Income Before Provision for Income Taxes	(26,408.50)	(3,635.14)
Provision for Income Tax Expense
Current Tax Provision	0.00	154.00

Total Provision	0.00	154.00

Net Income	(26,408.50)	(3,789.14)

Earnings per common share: - Note E
Net Income (Loss) per share	(0.00)	(0.00)

CONTRACTED SERVICES, INC. Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2007 and December 31, 2006
	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	1,250,000	$12,500.00	($3,570.00)	27,767.67	$36,697.67

Net Income (Loss)				(3,789.14)	(3,789.14)

Constructive Distribution - S Corp. termination			27,767.67	(27,767.67)	$0.00

AAA Distribution				(2,000.00)	(2,000.00)

Issuance of Capital Stock	105,000	1,050.00	(1,008.00)		$42.00

Contributed Noncash Officers Compensation - Note F			3,840.00		$3,840.00

Balances at December 31, 2006	1,355,000	$13,550.00	$27,029.67	($5,789.14)	$34,790.53

Balances at January 1, 2007	1,355,000	$13,550.00	$27,029.67	(5,789.14)	$34,790.53

Net Income (Loss)				(26,408.50)	(26,408.50)

Forward stock split	100,270,000	1,002,700.00	(1,002,700.00)		0.00

Contributed Noncash Officers Compensation - Note F			3,840.00		$3,840.00

Balances at December 31, 2007	101,625,000	$1,016,250.00	($971,830.33)	($32,197.64)	$12,222.03

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statement of Cash Flow For the Years Ended December 31, 2007 and December 31, 2006
	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	(26,408.50)	(3,789.14)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation	14,444.66	20,259.66
Gain on Sale of Assets	(2,064.37)	(12,309.84)
Noncash Officers Compensation	3,840.00	3,840.00
(Increase) Decrease in:
Accounts Receivable	11,562.36	(55,350.51)
Increase (Decrease) in:
Accounts Payable	(7,535.00)	4,962.84
Credit Cards Payable	3,013.03	26,328.11
Sales Tax Payable	65.75	(304.52)
Provision for Income Taxes	(154.00)	154.00
Net cash provided (used) by Operating Activities	(3,236.07)	(16,209.40)
INVESTING ACTIVITIES
Proceeds from Sale of Assets	11,000.00	15,500.00
Purchase of Fixed Assets	0.00	(12,162.38)
Payments on Notes Receivable	0.00	7,500.00
Shareholder Loans	(10,566.79)	10,540.38
Net cash provided (used) by Investing Activities	433.21	21,378.00
FINANCING ACTIVITIES:
Issuance of Capital Stock	0.00	42.00
Payments on Notes Payable	(7,028.34)	(12,120.32)
Shareholder AAA Distributions	0.00	(2,000.00)
Net cash provided (used) by Financing Activities	(7,028.34)	(14,078.32)
NET CASH INCREASE (DECREASE) FOR THE YEAR	(9,831.20)	(8,909.72)
BEGINNING CASH	10,666.21	19,575.93
ENDING CASH	835.01	10,666.21

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$7,585.94	$4,585.33
Income Tax	154.00	0.00
Non-cash Investing & Financing Activities:
Cost of fixed asset trade-in	$0.00	$54,863.29
Accumulated depreciation on fixed asset trade-in	0.00	33,795.79
Note Payable Proceeds from trade-in	0.00	40,586.86
Note Payable Paid off from trade-in	0.00	30,538.48
Non-cash Officers Compensation	3,840.00	3,840.00

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

CONTRACTED SERVICES, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE C – NOTE RECEIVABLE

The Company has a promissory note receivable from a party related by common ownership, Idocubox, in the amount of $20,000.00 dated September 21, 2005. The note is due on September 21, 2010 and interest is payable annually at a rate of 4.68% on any unpaid balance.

NOTE D – NOTES PAYABLE

The Company has a note payable to Ford Motor Credit Company. The note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 5,521.98

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) for the years ended December 31, 2007 and 2006 were calculated based on a net income (loss) numerators of ($26,408.50) and ($3,789.14) divided by denominators of 101,625,000 and 1,331,123 shares of outstanding common stock (Average number of shares issued during the year ended December 31, 2007 and 2006 respectively).

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to manufacture and distribute Medical Check In Systems, Inc.’s products.. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc.  for the year ended December 31, 2007 were $41,181.59.  Accounts receivable due from Medical Check In Systems, Inc. as of December 31, 2007 were $37,181.59.

NOTE H - ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

CONTRACTED SERVICES, INC.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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