Form 10QSB
period 2008-03-31
Contracted Services, Inc.
filed 2008-05-15
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of the issuer’s common stock, par value $.01 per share, outstanding as of May 14, 2008 was 101,625,000.

Transitional Small Business Disclosure Format (Check one):  (__) Yes (x) No

Part I.  Financial Information,  Item 1.  Financial Statements.

CONTRACTED SERVICES, INC. Balance Sheets (unaudited) As of March 31, 2008 and March 31, 2007
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,043	$18,316
Accounts Receivable	39,749	17,683
Less: Reserve for Bad Debts	(106)	(736)
Loans to Shareholder	951	1,078
Total Current Assets	45,636	36,341
Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less: Accumulated Depreciation	(35,205)	(22,327)
Total Fixed Assets	17,389	30,267

Other Assets:
Intangible Assets - Note C	12,500	0
Less: Accumulated Amortization	(208)	0
Note Receivable - Idocubox - Note C	0	12,500
Total Other Assets	12,292	12,500
TOTAL ASSETS	75,318	79,108
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	8,750	18,577
Credit Cards Payable	30,610	23,464
Sales Tax Payable	(81)	75
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities - Note D	7,687	7,028
Total Current Liabilities	46,966	49,144

Long-Term Liabilities
Notes Payable - Note D	21,266	29,112
Total Long-Term Liabilities	21,266	29,112
TOTAL LIABILITIES	68,232	78,256
Stockholders' Equity:
Common Stock, $.01 par value, 750,000,000 shares
authorized, 101,625,000 shares issued and outstanding	1,016,250	1,016,250
Paid-In-Capital	(970,870)	(974,710)
Accumulated Deficit	(38,294)	(40,688)
TOTAL EQUITY	7,086	852
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,318	$79,108

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statements of Operations (unaudited) For the Three Months Ended March 31, 2008 and March 31, 2007
	2008	2007
Revenues
Revenues	$29,954	$34,337
	29,954	34,337
Operating Expenses:
Accounting	5,000	1,500
Advertising	3,523	5,084
Amortization	208	0
Automobile Expense	1,458	1,000
Bad Debts	12	(204)
Bank Charges	310	467
Contract Labor	0	9,690
Cost of Goods Sold	16,498	11,844
Depreciation	2,044	3,611
Dues & Subscriptions	163	800
Employee Leasing	0	20,160
Business Promotion	0	760
Interest Expense	1,714	1,884
Licenses and Permits	100	450
Legal & Professional Fees	860	10,000
Materials	0	21
Office Expense	510	746
Officers Compensation - Note G	960	960
Postage	888	704
Software Support	0	499
Telephone	1,373	984
Travel & Entertainment	430	305
Utilities	0	35
	36,051	71,300
	(6,097)	(36,963)
Other Income
Gain on Sale of Assets	0	2,064
	0	2,064
Income (Loss) Before Provision for Income Taxes	(6,097)	(34,899)
Provision for Income Taxes
Current Tax Provision	0	0
Deferred Taxes	0	0
	0	0
Net Income (Loss)	($6,097)	($34,899)
Earnings per common share	(0.00)	(0.00)
Weighted Average Shares Basic and Diluted	101,625,000	101,625,000

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statements of Cash Flow (unaudited) For the Three Months Ended March 31, 2008 and March 31, 2007
	2008	2007
OPERATING ACTIVITIES:
Net Income (Loss)	($6,097)	($34,899)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	$2,252	$3,611
Gain on Sale of Assets	0	(2,064)
Noncash Officers Compensation	960	960
(Increase) Decrease in:
Accounts Receivable	5,303	39,560
Increase (Decrease) in:
Accounts Payable	3,250	5,542
Credit Cards Payable	1,269	(2,864)
Sales Tax Payable	46	268
Provision for Income Taxes	0	(154)
	6,983	9,960
INVESTING ACTIVITIES:
Proceeeds from Sale of Assets	0	11,000
Shareholder Loans	(918)	(11,611)
	(918)	(611)
FINANCING ACTIVITIES:
Payments on Notes Payable	(1,858)	(1,699)
	(1,858)	(1,699)
NET CASH INCREASE (DECREASE) FOR THE PERIOD	4,207	7,650
BEGINNING CASH JANUARY 1	836	10,666
ENDING CASH MARCH 31	$5,043	$18,316

SUPPLEMENTAL DISCLOSURE:
Interest Expense	1,714	1,884
Income Tax	0	154

Noncash Investing & Financing Activities:
Noncash Officers Compensation	960	960
Note Receivable - Idocubox	(12,500)	0
Intangible Assets	12,500	0

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC.

Notes to Financial Statements (unaudited)

March 31, 2008 and March 31, 2007

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

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company began to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C – INTANGIBLE ASSETS/NOTE RECEIVABLE

The Company had a promissory note receivable from a party related by common ownership, Idocubox, in the amount of $20,000.00 dated September 21, 2005. The principal balance of the note, $12,500.00, was used to acquire the rights to the software, name and website of Idocubox which has been dissolved in 2008.  The asset will be amortized over a useful life of 15 years and the Company believes the carrying value of the asset is fully recoverable.

CONTRACTED SERVICES, INC.

Notes to Financial Statements (unaudited)

March 31, 2008 and March 31, 2007

NOTE D – NOTES PAYABLE

The Company has a note payable to Ford Motor Credit Company. The note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 3,664.31

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00) for the three month period ended March 31, 2008 and ($.00) for the three month period ended March 31, 2007 were calculated based on a net income (loss) numerator of ($6,096.69) and ($34,898.57) divided by a denominator of 101,625,000 shares of outstanding common stock (Weighted average number of shares issued during the periods).  There are no share equivalents.

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed non-cash officers’ compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a manufacturing agreement with Medical Check In Systems, Inc. whereby all systems sold by Medical Check In Systems, Inc. are manufactured by Contracted Services at a flat rate per unit. This agreement was implemented in January 2008. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc. for the periods ended March 31, 2008 and 2007 were $20,000.00 and $0.00.  Accounts receivable due from Medical Check In Systems, Inc. as of March 31, 2008 were $35,020.00.

NOTE H - ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.:

We have reviewed the accompanying balance sheets of Contracted Services, Inc. as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the three months periods then ended. These financial statements are the responsibility of the company’s management.

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

May 10, 2008

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

Liquidity and Capital Resources

Our cash and cash equivalents were $5,043 as of March 31, 2008 compared to $18,316 as of March 31, 2007. This decrease is due mostly to a decline in revenues.

The cash provided by operating activities during the period ended March 31, 2008 was $6,983 as compared to the cash provided during the period ended March 31, 2007 which was $9,960. Operating expenses decreased by $35,249 during the same period in large part due to decreased employee leasing expenses and labor, and the legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

Results of Operations – March 31, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended March 31, 2008, of ($6,097) compared to ($34,899) for the same period in 2007.   This decrease in the net loss was due substantially to the decreases in expenses.

Our cash flow for the period ended March 31, 2008 showed a net increase in cash of $4,207. Our revenues for the period ended March 31, 2008 were $29,954, as compared to revenues of 34,337 for the same period ended March 31, 2007.  We attribute this decrease to the loss of our mowing contracts and our effort to develop our computer consulting business.

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

Item 3.  Controls and Procedures.

Item 3A(T).  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

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

As of March 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

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

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with SB-2 Registration Statement

on August 15, 2006

(3.2)

Amendment to Articles of Incorporation

See Exhibit Key

filed with SB-2 Registration Statement

on August 15, 2006

(3.3)

Amendment to Articles of Incorporation

Filed Herewith

filed with the Florida Secretary of State on

September 26, 2007 and reported on

Form 8-K filed on October 1, 2007

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

Date: May 13, 2008

By:  /s/ John L. Corn

John L. Corn,

Chief Executive Officer

Chief Financial Officer