Form 10-Q
period 2008-06-30
Contracted Services, Inc.
filed 2008-08-14
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (__)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 7, 2008 was 101,625,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.:

We have reviewed the accompanying balance sheet of Contracted Services, Inc. as of June 30, 2008 and the related statements of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 7, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

CONTRACTED SERVICES, INC. Balance Sheet As of June 30, 2008 and December 31, 2007
	As of June 30, 2008	As of Dec. 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	1,504	835
Accounts Receivable, Net of allowance for
doubtful accounts of $230 and $94	30,101	44,945
Loans to Shareholder	2,155	34
Total Current Assets	33,760	45,814
Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less: Accumulated Depreciation	(37,249)	(33,161)
Total Fixed Assets	15,345	19,433
Other Assets:
Intangible Assets - Note C	12,500	0
Less: Accumulated Amortization	(417)	0
Note Receivable - Idocubox - Note C	0	12,500
Total Other Assets	12,083	12,500
TOTAL ASSETS	61,188	77,747
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	2,500	5,500
Credit Cards Payable	40,566	29,341
Sales Tax Payable	(81)	(127)
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities - Note D	7,687	7,687
Total Current Liabilities	50,672	42,401
Long-Term Liabilities
Notes Payable - Note D	19,367	23,124
Total Long-Term Liabilities	19,367	23,124
TOTAL LIABILITIES	70,039	65,525
Stockholders' Equity
Common Stock, $.01 par value, 750,000,000 shares auth.,
101,625,000 shares issued and outstanding	1,016,250	1,016,250
Paid-In-Capital	(969,910)	(971,830)

Link to Table of Contents

Accumulated Deficit	(55,191)	(32,198)
Total Equity	(8,851)	12,222
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	61,188	77,747

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC. Statement of Operations (unaudited) For the Three Months and Six Months Ended June 30, 2008 and 2007

	3 mos ended	3 mos ended	6 mos ended	6 mos ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Sales	13,809	34,898	43,763	69,235
Total Sales	13,809	34,898	43,763	69,235
Operating Expenses:
Accounting	1,000	3,250	1,750	4,750
Advertising	2,458	2,787	5,980	7,871
Amortization	208	0	417	0
Automobile Expense	2,198	1,249	3,586	2,250
Bad Debts	124	12	136	(192)
Bank Charges	301	374	611	841
Contract Labor	0	(390)	0	9,300
Contributions	0	185	0	185
Cost of Goods Sold	14,784	7,611	31,282	19,455
Depreciation	2,044	3,611	4,088	7,222
Dues & Subscriptions	284	148	446	948
Employee Leasing	0	13,440	0	33,600
Business Promotion	0	318	0	1,077
Interest Expense	2,225	1,969	3,939	3,854
Licenses and Permits	230	0	330	450
Legal & Professional Fees	275	0	475	10,000
Materials	98	15	98	36
Office Expense	442	518	1,329	1,265
Officers Compensation - Note F	6,960	960	7,920	1,920
Penalties	51	52	51	52
Postage	318	553	1,186	1,257
Software Support	0	0	0	499
Taxes	270	0	270	0
Telephone	762	895	2,135	1,879
Travel & Entertainment	297	1,842	727	2,146
Utilities	0	69	0	104
Total Operating Expenses	35,329	39,468	66,756	110,769
Operating Income	(21,520)	(4,570)	(22,993)	(41,534)
Other Income
Gain on Sale of Assets	0	0	0	2,064
Total Other Income	0	0	0	2,064
Net Income (Loss)	(21,520)	(4,570)	(22,993)	(39,470)

Link to Table of Contents

Earnings per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares	101,625,000	101,625,000	101,625,000	101,625,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC. Statement of Cash Flows (unaudited) For the Six Months Ended June 30, 2008 and 2007

	6 mos ended	6 mos ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net Income (Loss)	(22,993)	(39,470)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	4,504	7,222
Gain on Sale of Assets	0	(2,064)
Noncash Officers Compensation	7,920	1,920
(Increase) Decrease in:
Accounts Receivable	14,845	32,112
Increase (Decrease) in:
Accounts Payable	(3,000)	2,386
Credit Cards Payable	11,226	(451)
Sales Tax Payable	46	310
Provision for Income Taxes	0	(154)
Increase in Cash from Operating Activities	12,547	1,811
Investing Activities
Proceeds from Sale of Assets	0	11,000
Shareholder Loans	(8,121)	(11,459)
Decrease in Cash from Investing Activities	(8,121)	(459)
Financing Activities
Payments on Notes Payable	(3,757)	(3,436)
Decrease in Cash from Financing Activities	(3,757)	(3,436)
Net Cash Increase (Decrease) for the Period	669	(2,084)
Beginning Cash January 1	835	10,666
Ending Cash June 30	1,504	8,582

Supplemental Disclosure:
Interest Expense	3,939	3,854
Income Tax	0	154

Noncash Investing & Financing Activities:
Noncash Officers Compensation	7,920	1,920
Note Receivable - Idocubox	(12,500)	0
Intangible Assets	12,500	0
Shareholder Loans	(6,000)	0

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements (Unaudited)

June 30, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated June 30, 2000 in the State of Florida.  The Company is a computer consulting company and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008, and (c) cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements (Unaudited)

June 30, 2008 and 2007

(continued)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing services in the field of computer consulting.  The Company recognizes its revenue when consulting services have been completed and its customers are billed.

Income Taxes

The Company had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code.  Under those provisions, the Company does not pay federal income taxes on its taxable income and is not allowed a net operating loss carryover or carry-back as a deduction.  Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and include their respective shares of the Company's net operating losses in their individual income tax returns. In 2006, the Company began to be taxed under Subchapter C of the Internal Revenue Code. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C – INTANGIBLE ASSETS/NOTE RECEIVABLE

The Company had a promissory note receivable from a party related by common ownership, Idocubox, in the amount of $20,000.00 dated September 21, 2005. The principal balance of the note, $12,500.00, as of January 2008, was used to acquire the rights to the software, name and website of Idocubox which has been dissolved in 2008. Intangible assets, the basis of which includes assessment of possible impairment, are being amortized over fifteen years on a straight line basis.

NOTE D – NOTES PAYABLE

The Company has a note payable to Ford Motor Credit Company. The note is dated June 20, 2006 in the original amount of $40,586.86 and is payable in monthly installments of $845.43 over five (5) years with a fixed interest rate of 8.99%.  The note is secured by a 2007 Ford F-350 vehicle.

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2008………………………………………………………….$ 7,687.

2009………………………………………………………….$ 8,407.

2010………………………………………………………….$ 9,194.

2011………………………………………………………….$ 1,766.

Link to Table of Contents

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($0.00) for the six month period ended June 30, 2008 and ($.00) for the three month period ended June 30, 2007 were calculated based on a net income (loss) numerator for the respective periods divided by a denominator of the average number of outstanding common stock shares issued during the periods. There are no share equivalents and therefore no anti-dilution calculations required.

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash officer’s compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to distribute within the State of Florida all of Medical Check In Systems, Inc.’s products available for sale. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc. for the period ended June 30, 2008 and 2007 were $28,000 and $0.00.  Accounts receivable due from Medical Check In Systems, Inc. as of June 30, 2008 were $27,020.

Contracted Services, Inc. has an agreement in principle, dated June 16, 2008, to acquire Medical Check In Systems, Inc. assets for $50,000. The transaction has not yet been completed.

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

Link to Table of Contents

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of June 30, 2008, we had working capital of $-16,912. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Link to Table of Contents

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

Liquidity and Capital Resources

Our cash and cash equivalents were $1,504 as of June 30, 2008 compared to $835 as of December 31, 2007.

The cash provided by operating activities during the period ended June 30, 2008 was $6,547 as compared to the cash provided during the period ended June 30, 2007 which was $1,811. Operating expenses decreased by $44,013 during the same period in large part due to decreased employee leasing expenses and labor, and the legal, accounting and other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

Results of Operations – June 30, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended June 30, 2008, of ($22,993) compared to ($39,470) for the same period in 2007.   This decrease in the net loss was due substantially to the decreases in expenses.

Our cash flow for the period ended June 30, 2008 showed a net increase in cash of $669. Our revenues for the period ended June 30, 2008 were $43,763, as compared to revenues of 69,235 for the same period ended June 30, 2007.  We attribute this decrease to the loss of our mowing contracts and our effort to develop our computer consulting business.

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

Link to Table of Contents

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Contracted Services, Inc. for the period ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Contracted Services, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

Link to Table of Contents

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

In the fourth quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to

Link to Table of Contents

temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

Link to Table of Contents

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

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRACTED SERVICES, INC.

Date: August 13, 2008

By:  /s/ John L. Corn

JOHN L. CORN,

                                               Chief Executive Officer

                                               Chief Financial Officer