Form 10-Q
period 2008-09-30
Contracted Services, Inc.
filed 2008-11-14
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Smaller reporting company (x)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2008 was 101,625,000.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Contracted Services, Inc.:

We have reviewed the accompanying balance sheet of Contracted Services, Inc. as of September 30, 2008 and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 11, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

CONTRACTED SERVICES, INC. Balance Sheet As of September 30, 2008 and December 31, 2007

	As of	As of
	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	4,331	835
Accounts Receivable, Net of allowance for
doubtful accounts of $18 and $94	3,277	44,945
Loans to Shareholder	(2,693)	34
Total Current Assets	4,915	45,814
Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less: Accumulated Depreciation	(39,293)	(33,161)
Total Fixed Assets	13,301	19,433
Other Assets:
Intangible Assets - Note C	12,500	0
Less: Accumulated Amortization	(625)	0
Note Receivable - Idocubox - Note C	0	12,500
Total Other Assets	11,875	12,500
TOTAL ASSETS	30,091	77,747

Link to Table of Contents

CONTRACTED SERVICES, INC. Balance Sheet (continued) As of September 30, 2008 and December 31, 2007

	As of	As of
	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	6,500	5,500
Credit Cards Payable	41,710	29,341
Sales Tax Payable	0	(127)
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities - Note D	7,687	7,687
Total Current Liabilities	55,897	42,401
Long-Term Liabilities
Notes Payable - Note D	17,423	23,124
Total Long-Term Liabilities	17,423	23,124
TOTAL LIABILITIES	73,320	65,525
Stockholders' Equity
Common Stock, $.01 par value, 750,000,000 shares
auth., 101,625,000 shares issued and outstanding	1,016,250	1,016,250
Paid-In-Capital	(968,950)	(971,830)
Accumulated Deficit	(90,529)	(32,198)
Total Stockholders' Equity	(43,229)	12,222
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	30,091	77,747

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC. Statement of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2008 and 2007

	3 mos. ended	3 mos. ended	9 mos. ended	9 mos. ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues
Sales - Computer Maintenance & Repairs	(1,559)	62,121	42,204	131,356
Total Revenues	(1,559)	62,121	42,204	131,356
Operating Expenses:
Accounting	2,500	(2,530)	4,250	2,220
Advertising	2,936	2,656	8,917	10,526
Amortization	208	0	625	0
Automobile Expense	1,391	1,183	4,977	3,432
Bad Debts	250	3,503	386	3,311
Bank Charges	279	623	890	1,464
Contract Labor	0	750	0	10,050
Contributions	0	0	0	185
Cost of Goods Sold	8,619	7,556	39,900	27,011
Depreciation	2,044	3,611	6,132	10,834
Dues & Subscriptions	163	239	609	1,187
Employee Leasing	0	7,840	0	41,440
Business Promotion	0	390	0	1,467
Interest Expense	1,935	1,996	5,874	5,849
Licenses and Permits	0	0	330	450
Legal & Professional Fees	4,798	0	5,273	10,000
Materials	431	590	529	626
Office Expense	44	1,353	1,372	2,617
Officers Compensation - Note F	7,382	960	15,302	2,880
Penalties	0	50	51	103
Postage	48	570	1,234	1,827
Software Support	0	0	0	499
Taxes	156	0	426	0
Telephone	497	1,786	2,633	3,666
Travel & Entertainment	99	210	826	2,356
Utilities	0	0	0	104
Total Operating Expenses	33,780	33,336	100,536	144,104
Income (Loss) from Operations	(35,339)	28,785	(58,332)	(12,748)
Other Income
Gain on Sale of Assets	0	0	0	2,064
Total Other Income	0	0	0	2,064
Net Income (Loss)	(35,339)	28,785	(58,332)	(10,684)
Earnings per common share	(0.00)	0.00	(0.00)	(0.00)
Weighted Average Shares	101,625,000	101,625,000	101,625,000	101,625,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC. Statement of Cash Flows (unaudited) For the Nine Months Ended September 30, 2008 and 2007

	9 mos. ended	9 mos. ended
	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)	(58,332)	(10,684)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	6,757	10,834
Gain on Sale of Assets	0	(2,064)
Noncash Officers Compensation	8,880	2,880
(Increase) Decrease in:
Accounts Receivable	41,669	(1,493)
Increase (Decrease) in:
Accounts Payable	1,000	(11,785)
Credit Cards Payable	12,369	(4,558)
Sales Tax Payable	127	1,073
Provision for Income Taxes	0	(154)
Total Cash Increase (Decrease) from Operating Activities	12,470	(15,951)
INVESTING ACTIVITIES:
Proceeds from Sale of Assets	0	11,000
Shareholder Loans	(3,274)	2,222
Total Cash Increase (Decrease) from Investing Activities	(3,274)	13,222
FINANCING ACTIVITIES:
Payments on Notes Payable	(5,700)	(5,212)
Total Cash Increase (Decrease) from Financing Activities	(5,700)	(5,212)
NET CASH INCREASE (DECREASE)	3,496	(7,941)
BEGINNING CASH	835	10,666
ENDING CASH	4,331	2,725

SUPPLEMENTAL DISCLOSURE:
Interest Expense	5,874	5,849
Income Tax	0	154

Noncash Investing & Financing Activities:
Noncash Officers Compensation	8,880	2,880
Note Receivable - Idocubox	(12,500)	0
Intangible Assets	12,500	0
Shareholder Loans	(6,000)	0

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements (unaudited)

September 30, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated June 30, 2000 in the State of Florida.  The Company is a computer consulting company and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008, and (c) cash flows for the three and nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

September 30, 2008 and 2007

NOTE B – SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2008……………………………$ 5,744.

2009……………………………$ 8,407.

2010……………………………$ 9,194.

2011……………………………$ 1,766.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00)  for the nine month period ended September 30, 2008 and ($.00) for the three month period ended September 30, 2007 were calculated based on a net income (loss) numerator for the respective periods divided by a denominator of the average number of outstanding common stock shares issued during the periods. There are no share equivalents and therefore no anti-dilution calculations required.

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements (unaudited)

September 30, 2008 and 2007

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to distribute within the State of Florida all of Medical Check In Systems, Inc.’s products available for sale. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc.  for the period ended September 30, 2008 and 2007 were $12,980. and $50,787.

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of September 30, 2008, we had working capital of $-50,982. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $4,331 as of September 30, 2008 compared to $835 as of December 31, 2007.

The cash provided by operating activities during the period ended September 30, 2008 was $12,470 as compared to the cash provided during the period ended September 30, 2007 which was $-15,951. Operating expenses decreased by $43,568 during the same period in large part due to decreased employee leasing expenses and labor, and the legal, accounting and

Link to Table of Contents

other fees related to the costs of filing the registration statement and periodic reporting to the Securities and Exchange Commission.

Results of Operations – September 30, 2008 Compared to 2007

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended September 30, 2008, of ($58.332) compared to ($10,684) for the same period in 2007.  This decrease in the net loss was due substantially to the decreases in expenses.

Our cash flow for the period ended September 30, 2008 showed a net increase in cash of $3,496.   This is an improvement of $11,437 over the same period in 2007.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Contracted Services, Inc. for the period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

In third quarter of 2008 and as of September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

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

See Exhibit Key

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

Link to Table of Contents

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

Commission on August 15, 2006.

3.2

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on August 15, 2006.

3.3

Incorporated by reference herein to the Company’s Form 8-K

filed with the Securities and Exchange Commission

on October 1, 2007

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

Date: November 14, 2008

By:  /s/ John L. Corn

JOHN L. CORN,

Chief Executive Officer

Chief Financial Officer