Form 10-K
period 2008-12-31
Contracted Services, Inc.
filed 2009-03-31
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (x)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes (x) No (  )

Indicate by check mark Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (x) No (_).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of

Link to Table of Contents

this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (  )  No (x).

Indicate by check mark if disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-K is not contained  herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently competed second fiscal quarter:  $0.00 based on the average high ($0.00) and low ($0.00) price as of March 31, 2009, of $0.00 per share average.

Note:  If  determining  whether a person is an  affiliate  will  involve an unreasonable  effort and expense,  the issuer may calculate the aggregate market value of the common  equity held by  non-affiliates  on the basis of  reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,625,000 shares of Common Stock, par value $0.01 per share, as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

Link to Table of Contents

CONTRACTED SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Link to Table of Contents

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Contracted Services, Inc. for the year ended December 31, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1.  Business.

The Company

The Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name Contracted Services, Inc. The Company does not have any subsidiaries however we do have one related company, Medical Check In Systems, Inc.

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

Link to Table of Contents

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

Link to Table of Contents

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Link to Table of Contents

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the symbol CSEV.OB.  There has never been any volume or trading in our stock.  At the present time, there is no established market price for our shares. There are no shares that have been offered pursuant to or underlying an employee benefit plan. There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

Recent Sales of the Company’s Unregistered Securities.

None

Holders of Common Stock

As of March 30, 2009 the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 43.

Dividend Policy

The Company will not pay any cash dividends on its common stock in 2009 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Securities Authorized For Issuance Under Equity Compensation Plans

Not Applicable.

Item 6. Selected Financial Data

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

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

Since our business activity is related to many different services that we offer, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of December 31, 2008, we had working capital of $-34,281. Despite the commitment of our officers and directors to advance us up to $25,000 during the next twelve months, unless we raise additional funds, we will be faced with a further working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the

Link to Table of Contents

success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion which may be done by us is largely dependent on factors beyond our control such as the market for our services, the number of available new customers and sufficient personnel available to perform work that we obtain.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $2,393 as of December 31, 2008 compared to $835 as of December 31, 2007.

The cash provided by operating activities during the period ended December 31, 2008 was $20,677 as compared to the cash provided during the period ended December 31, 2007 which was $-3236. Operating expenses decreased by $49,604 during the same period in large part due to decreased employee leasing expenses and labor, and the legal, accounting and other fees related to the costs of filing our periodic reports with the Securities and Exchange Commission.

Results of Operations – December 31, 2008

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended December 31, 2008, of ($42,136).

Our cash flow for the period ended December 31, 2008 showed a net increase in cash of $1,558.  We attribute the majority of the cash increase to an increase in cash from operations.  Our financing activities on Notes Payable of $7,687 constituted our only financing payments during the period ended December 31, 2008.

Our revenues for the period ended December 31, 2008 decreased approximately $63,267 or approximately 45% from the same period ended December 31, 2007.  Our expenses during this period have decreased approximately $49,604 or approximately 29% from the same period in 2007.  We attribute this decrease substantially to reduced contractual obligations in the computer services.

Results of Operations – December 31, 2007

We incurred a net loss for the period ended December 31, 2007, of ($26,409).  Our loss from operations was ($28,473) which was reduced by a gain of $2,064 from the sale of assets.  Our gain on the sale of assets was from mowing equipment that the company determined was not being utilized to produce revenue in accordance with the cost of the

Link to Table of Contents

equipment.  The equipment was therefore sold to generate the additional cash and relieve the company of maintaining equipment that was not being utilized.

Our cash flow for the period ended December 31, 2007 showed a net decrease in cash of ($9,831).  We attribute the majority of the cash decrease to an increase in our accounts receivable of  $11,562.  Our increase in accounts receivable is directly related to the fact that we bill for our services and recognize our revenue immediately upon billing and not upon collection of payment.  Our financing activities on Notes Payable of $7,028 constituted our only financing payments during the period ended December 31, 2007.

Our revenues for the period ended December 31, 2007 increased approximately $43,724 or approximately 21% from the same period ended December 30, 2006.  We attribute this increase to our President being able to devote more time to the computer related business relationships, therefore increasing revenue.  Our expenses during this period have increased approximately $5,103 or approximately 2% from the same period in 2006.  We have had major increases in our legal and accounting costs (associated with the filing of our periodic reports with the Securities and Exchange Commission).

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Security Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Link to Table of Contents

Item 9A(T). Controls and Procedures.

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

With respect to the fiscal year ending December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Link to Table of Contents

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
(2) Susan E. Corn was appointed Secretary and a Director on July 1, 2000. This is the first position she has held in a fully reporting company.

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

Link to Table of Contents

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request.

Link to Table of Contents

Item 11. Executive Compensation.

We have not paid any executive compensation during the years since inception except as noted from the following table:

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Under-lying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation($) (1)
John L. Corn (1), President, Chairman of the Board of Directors	2007	-0-	-0-	-0-	-0-	-0-	-0-	49,000,00
	2008	-0-	-0-	-0-	-0-	-0-	-0-	32,000.00

Susan E. Corn, Secretary, Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) “All other compensation” represents amounts paid to Mr. Corn through, Human Resources, Inc. the professional employee leasing company utilized by CSI.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, the total number of shares owned beneficially by each of our officers and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	John L. Corn	46,875,000	46.13%
Common Stock	Susan E. Corn	46,875,000	46.13%

Common Stock	Directors and Officers as a Group (2 persons)	93,750,000	92.26%
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Link to Table of Contents

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Randall N. Drake, C.P.A., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,250 for 2007 and $8,000 for 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Randall N. Drake, C.P.A., P.A. that are reasonably related to the  performance  of the  audit  or  review  of  the  registrant's  financial statements  and are not reported  under the caption  "Audit Fees" was $0.  The nature of the services comprising the fees disclosed under this category was:  N/A.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Randall N. Drake, C.P.A., P.A. for tax compliance, tax advice, and tax planning was $ 0.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by Randall N. Drake, C.P.A., P.A., other than the services reported above were $0 in paragraphs (e)(1) through (e)(3) of this section.  The nature of the services comprising the fees disclosed under this category was: N/A.

Item 15.  Exhibits.

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

Link to Table of Contents

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

Link to Table of Contents

23.0

Incorporated by reference herein to the Company’s Form SB-2

Registration Statement filed with the Securities and Exchange

Commission on April 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONRACTED SERVICES, INC.

Date: March 31, 2009        By:  /s/ JOHN L. CORN

                                           JOHN L. CORN

                                           Chief Executive Officer

Chief Financial Officer

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 31, 2009        By:  /s/ JOHN L. CORN

                                           JOHN L. CORN,

                                           Chief Executive Officer

                                           Chief Financial Officer

Chairman of the Board of Directors

Date: March 31, 2009

By:  /s/  SUSAN E. CORN

SUSAN E. CORN,

Secretary

Director

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the periods ending
December 31, 2008 and 2007	F-2

Consolidated Income Statements for the periods ending
December 31, 2008 and 2007	F-3

Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008	F-4

Consolidated Statement of Cash Flow
For the Years Ended December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Contracted Services, Inc.:

We have audited the accompanying balance sheets of Contracted Services, Inc. as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contracted Services, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote B to the financial statements, the Company has incurred operating losses and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

March 27, 2009

CONTRACTED SERVICES, INC. Balance Sheet As of December 31, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	2,393	835
Accounts Receivable, Less Reserve for Bad Debts of $ 39 and $94	25,591	44,945
Total Current Assets	27,984	45,780
Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less: Accumulated Depreciation	(41,337)	(33,161)
Total Fixed Assets	11,257	19,433

Other Assets:
Intangible Assets - Note C	12,500	0
Less: Accumulated Amortization	(833)	0
Note Receivable - Idocubox Note C	0	12,500
Total Other Assets	11,667	12,500
TOTAL ASSETS	50,908	77,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	10,500	5,500
Credit Cards Payable	42,773	29,341
Sales Tax Payable	50	(127)
Loans From Shareholder	535	(34)
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities - Note D	8,407	7,687
Total Current Liabilities	62,265	42,367

Long-Term Liabilities
Notes Payable - Note D	14,717	23,124
Total Long-Term Liabilities	14,717	23,124
TOTAL LIABILITIES	76,982	65,491
Stockholders' Equity: - Note I
Common Stock, $.01 par value, 750,000,000 shares
authorized, 101,625,000 shares issued and outstanding	1,016,250	1,016,250
Paid-In-Capital	(967,990)	(971,830)
Retained Earnings	(74,334)	(32,198)
Total Equity	(26,074)	12,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	50,908	77,713

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Income Statement For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007
Revenues
Sales - Computer Maintenance & Repairs	78,240	141,507
	78,240	141,507
Operating Expenses:
Advertising	11,543	15,135
Automobile Expense	6,099	4,449
Amortization	833	0
Bank Charges	888	1,632
Bad Debts	407	3,273
Business Promotion	389	1,955
Commissions	0	400
Contracted Labor	0	9,650
Cost of Goods Sold	43,906	31,975
Depreciation	8,176	14,445
Dues & Subscriptions	763	1,598
Employee Leasing	0	41,440
Interest Expense	7,871	7,586
Legal & Professional Fees	15,423	16,564
Licenses and Permits	330	450
Materials	1,409	903
Miscellaneous Expense	0	1,013
Office Expense	753	3,547
Officers Compensation - Note F	15,840	3,840
Penalties	51	153
Postage	1,394	2,178
Repairs	50	0
Software Support	0	519
Taxes	476	244
Telephone	2,880	4,398
Travel & Entertainment	895	2,529
Utilities	0	104
	120,376	169,980
	(42,136)	(28,473)
Other Income
Gain on Sale of Assets	0	2,064
	0	2,064
Net Income Before Provision for Income Taxes	(42,136)	(26,409)
Provision for Income Tax Expense
Current Tax Provision	0	0
Deferred Taxes	0	0
	0	0
Net Income	(42,136)	(26,409)

Earnings per common share: - Note E

Net Income (Loss) per share	(0.00)	(0.00)
Weighted Average Shares Basic & Diluted	101,625,000	101,625,000

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2008 and December 31, 2007

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	1,355,000	$13,550	$27,030	($5,789)	$34,791

Net Income (Loss)				(26,409)	(26,409)

Forward stock split	100,270,000	1,002,700	(1,002,700)		0

Contributed Noncash Officers Compensation - Note F			3,840		3,840

Balances at December 31, 2007	101,625,000	$1,016,250	($971,830)	($32,198)	$12,222

Net Income (Loss)				(42,136)	(42,136)

Contributed Noncash Officers Compensation - Note F			3,840		3,840

Balances at December 31, 2008	101,625,000	$1,016,250	($967,990)	($74,334)	($26,074)

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statement of Cash Flows For the Years Ended December 31, 2008 and December 31, 2007

	2008	2007
OPERATING ACTIVITIES:
Net Income (Loss)	(42,136)	(26,409)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	9,009	14,445
Gain on Sale of Assets	0	(2,064)
Noncash Officers Compensation	15,840	3,840
(Increase) Decrease in:
Accounts Receivable	19,354	11,562
Increase (Decrease) in:
Accounts Payable	5,000	(7,535)
Credit Cards Payable	13,433	3,013
Sales Tax Payable	177	66
Provision for Income Taxes	0	(154)
Net Increase (Decrease) from Operating Activities	20,677	(3,236)
INVESTING ACTIVITIES:
Proceeeds from Sale of Assets	0	11,000
Purchase of Fixed Assets	0	0
Payments on Notes Receivable	0	0
Shareholder Loans	(11,432)	(10,567)
Net (Decrease) Increase from Investing Activities	(11,432)	433
FINANCING ACTIVITIES:
Issuance of Capital Stock	0	0
Payments on Notes Payable	(7,687)	(7,028)
Shareholder AAA Distributions	0	0
Net (Decrease) from Financing Activiites	(7,687)	(7,028)
NET CASH INCREASE (DECREASE) FOR THE YEAR	1,558	(9,831)
BEGINNING CASH	835	10,666
ENDING CASH	2,393	835

SUPPLEMENTAL DISCLOSURE:
Interest Expense	$7,871	$7,586
Income Tax	$0	$154

Noncash Investing & Financing Activities:
Note Receivable - Idocubox	($12,500)	$0
Intangible Assets	$12,500	$0
Shareholder Loans	($12,000)	$0
Noncash Officers Compensation	$15,840	$3,840

See accompanying notes and accountant’s report.

CONTRACTED  SERVICES, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated June 30, 2000 in the State of Florida.  The Company is a computer consulting company and is located in St. Petersburg, Florida.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2008 and 2007; (b) the financial positions at December 31, 2008 and 2007, and (c) cash flows for years ended December 31, 2008 and 2007, have been made.

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

Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on improving the Company's profitability and cash flow and securing additional financing. While the Company believes in the viability of its strategy to increase revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

CONTRACTED  SERVICES, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

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

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2009………………………………………………………….$ 8,407.

2010………………………………………………………….$ 9,195.

2011………………………………………………………….$ 5,522.

CONTRACTED  SERVICES, INC.

Notes to Financial Statements

December 31, 2008 and December 31, 2007

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00)  for the year ended December 31, 2008 and ($.00) for the year ended December 31, 2007 were calculated based on a net income (loss) numerator for the respective periods divided by a denominator of the average number of outstanding common stock shares issued during the periods. There are no share equivalents and therefore no anti-dilution calculations required.

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to distribute within the State of Florida all of Medical Check In Systems, Inc.’s products available for sale. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc.  for the years ended December 31, 2008 and 2007 were $66,000.00 and $41,182.00.  Accounts receivable due from Medical Check In Systems, Inc. as of December 31, 2008 and 2007 were $23,500.00 and $37,182.00.

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

NOTE I– FORWARD STOCK SPLIT

On September 26, 2007 the Company’s Board filed amended and restated articles changing the total authorized capital stock of the corporation to 750,000,000 shares. On that same date the Company further ratified and authorized a 75:1 forward stock split that resulted in 101,625,000 issued and outstanding shares. All references in these financial statements to amounts per share and number of shares outstanding have been restated to give effect to this stock split.

NOTE J – SUBSEQUENT EVENT

The Company and the Company’s majority shareholder have agreed in principle to a stock purchase agreement with an unrelated third party. Pursuant to the terms of the agreement, 92% of the Company’s issued and outstanding shares will be acquired by the third party. This transaction has not yet been finalized as of the date of the filing of this Form 10-K.