Form 10-Q
period 2009-03-31
Contracted Services, Inc.
filed 2009-05-15
CIK 1372267

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

CONTRACTED SERVICES, INC. Balance Sheet As of March 31, 2009 and December 31, 2008

	As of March 31, 2009	As of December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	719	2,393
Accounts Receivable	24,310	25,630
Less: Reserve for Bad Debts	(39)	(39)
Total Current Assets	24,990	27,984
Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less: Accumulated Depreciation	(42,658)	(41,337)
Total Fixed Assets	9,936	11,257

Other Assets:
Intangible Assets - Note C	12,500	12,500
Less: Accumulated Amortization	(1,042)	(833)
Total Other Assets	11,458	11,667
TOTAL ASSETS	46,384	50,908
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	13,500	10,500
Credit Cards Payable	45,649	42,773
Sales Tax Payable	59	50
Loans From Shareholders	6,645	535
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities - Note D	9,194	8,407
Total Current Liabilities	75,047	62,265

Long-Term Liabilities
Notes Payable - Note D	11,898	14,717
Total Long-Term Liabilities	11,898	14,717
TOTAL LIABILITIES	86,945	76,982
Stockholders' Equity
Common Stock, $.01 par value, 750,000,000 shares
authorized, 101,625,000 shares issued and outstanding	1,016,250	1,016,250
Paid-In-Capital	(967,990)	(967,990)
Retained Earnings	(88,821)	(74,334)
Total Equity	(40,561)	(26,074)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	46,384	50,908

Link to Table of Contents

See accompanying notes and accountant’s report.

CONTRACTED SERVICES, INC. Statement of Operations For the 3 Months ended March 31, 2009 and March 31, 2008

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenues
Sales - Computer Maintenance & Repairs	7,819	29,954
	7,819	29,954
Operating Expenses:
Accounting	1,600	5,000
Advertising	2,933	3,523
Amortization	208	208
Automobile Expense	929	1,458
Bad Debts	0	12
Bank Charges	213	310
Contract Labor	90	0
Cost of Goods Sold	5,207	16,498
Depreciation	1,321	2,044
Dues & Subscriptions	82	163
Interest Expense	1,690	1,714
Licenses and Permits	0	100
Legal & Professional Fees	1,500	860
Materials	118	0
Miscellaneous Expense	118	0
Office Expense	9	510
Officers Compensation	6,000	960
Postage	114	888
Telephone	92	1,373
Travel & Entertainment	82	430
	22,306	36,051
Income (Loss) Before Provision for Income Taxes	(14,487)	(6,097)

Net Income (Loss)	(14,487)	(6,097)

Earnings per common share - Note E	(0.00)	(0.00)

Weighted Average Shares Basic & Diluted	101,625,000	101,625,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC. Statement of Cash Flows For the 3 Months Ended March 31, 2009 and March 31, 2008

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)	(14,487)	(6,097)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	1,529	2,252
Gain on Sale of Assets	0	0
Noncash Officers Compensation	6,000	960
(Increase) Decrease in:
Accounts Receivable	1,320	5,303
Increase (Decrease) in:
Accounts Payable	3,000	3,250
Credit Cards Payable	2,876	1,269
Sales Tax Payable	10	46
Provision for Income Taxes	0	0
	248	6,983
INVESTING ACTIVITIES:
Shareholder Loans	110	(918)
	110	(918)
FINANCING ACTIVITIES:
Payments on Notes Payable	(2,032)	(1,857)
	(2,032)	(1,857)
NET CASH INCREASE (DECREASE) FOR THE PERIOD	(1,674)	4,208
BEGINNING CASH	2,393	835
ENDING CASH	719	5,043

SUPPLEMENTAL DISCLOSURE:
Interest Expense	1,690	1,714
Income Tax	0	0

Noncash Investing & Financing Activities:
Noncash Officers Compensation	6,000	960
Note Receivable - Idocubox	(11,500)	(11,500)
Intangible Assets	11,500	11,500
Shareholder Loans	6,000	0

See accompanying notes and accountant’s report.

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements

For the 3 months ended March 31, 2009 and March 31, 2008

(UNAUDITED)

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

Link to Table of Contents

CONTRACTED SERVICES, INC.

Notes to Financial Statements

For the 3 months ended March 31, 2009 and March 31, 2008

(UNAUDITED)

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

Scheduled principal maturities of the note over the next five years are as follows:

Year ending December 31,

2008………………………………………………………….$ 7,686.87

2009………………………………………………………….$ 8,407.11

2010………………………………………………………….$ 9,194.86

2011………………………………………………………….$ 3,664.31

NOTE E –  EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($.00)  for the three month period ended March 31, 2008 and ($.00) for the three month period ended March 31, 2007 were calculated based on a net income (loss) numerator of ($6,096.69) and ($34,898.57) divided by a denominator of 101,625,000 shares of outstanding common stock (Average number of shares issued during the periods).

NOTE F – OFFICERS COMPENSATION

The Company recognized contributed noncash  officers compensation for one of its officers who provides approximately 16 hours of service per month to the Company.

NOTE G – RELATED PARTY TRANSACTIONS

The corporation has the following related party transactions with Medical Check In Systems, Inc., a corporation owned 100% by the majority shareholder.

Contracted Services, Inc. has a licensing agreement with Medical Check In Systems, Inc. to distribute within the State of Florida all of Medical Check In Systems, Inc.’s products available for sale. Total revenue received by Contracted Services, Inc. from Medical Check In Systems, Inc.  for the period ended March 31, 2008 and 2007 were $20,000.00 and $0.00.  Accounts receivable due from Medical Check In Systems, Inc. as of March 31, 2008 were $35,020.00.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $719 as of March 31, 2009 compared to $2,393 as of December 31, 2008.

The cash provided by operating activities during the period ended March 31, 2009 was $248 as compared to the cash provided during the period ended March 31, 2008 which was $6,983. Operating expenses decreased by $13,745 during the same period in large part due to decreased cost of sales.

Link to Table of Contents

Results of Operations – March 31, 2009 Compared to 2008

Our financial statements contained herein have been prepared on a Generally Accepted Accounting Principles basis. We incurred a net loss for the period ended March 31, 2009, of ($14,487) compared to ($6,097) for the same period in 2008.  This decrease in the net loss was due substantially to the decreases in revenue.

Our cash flow for the period ended March 31, 2009 showed a net decrease in cash of $1,674.   This is in contrast to an increase in cash of $4,208 over the same period in 2008.

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

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Contracted Services, Inc. for the period ended March 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Link to Table of Contents

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

Link to Table of Contents

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

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

Link to Table of Contents

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

Date: May 15, 2009

By:  /s/ John L. Corn

JOHN L. CORN,

Chief Executive Officer

Chief Financial Officer