Form 10-Q
period 2009-06-30
ONE Holdings, Corp.
filed 2009-08-14
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2009
Commission file number 333-136643

ONE HOLDINGS, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8525 NW 53rd Terrace, Suite 101, Doral, Florida, 33166
(Address of Principal Executive Offices)	(Zip Code)

(877) 544-2288
(Registrant’s Telephone Number, Including Area Code)

Contracted Services, Inc.
318 Holiday Drive, Hallandale Beach, Florida 33009
Former Name and Address

Securities registered under Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-accelerated Filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The number of shares of common stock outstanding as of August 12, 2009 was 104,625,000.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I	FINANCIAL INFORMATION

ONE HOLDINGS, CORP.
CONSOLIDATED BALANCE SHEETS

	IN US$	IN US$
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$194,832	$2,393
Accounts receivable, net - trade	0	25,591
Total Current Assets	194,832	27,984

Fixed Assets:
Computer Equipment	2,365	2,365
Mowing Equipment	19,113	19,113
Vehicles	31,116	31,116
Less Accumulated Depreciation	(43,978)	(41,337)
Total Fixed Assets	8,616	11,257

Other Assets:
Intangible assets	0	12,500
Less: Accumulated Amortization	0	(833)
Total Other Assets	0	11,667

TOTAL ASSETS	$203,448	$50,908

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payables	$—	$10,500
Credit Cards Payable	0	42,773
Sales Tax Payable	4	50
Loans from Shareholder	0	535
Provision for Income Taxes	0	0
Current Portion of Long-Term Liabilities	0	8,407
Total Current Liabilities	4	62,265

Long Term Liabilities
Notes Payable	0	14,717
Total Long-Term Liabilities	0	14,717

Total Liabilities	4	76,982

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.01 Par Value; 750,000,000 shares authorized and 101,625,000 shares issued and outstanding	1,016,250	1,016,250
Additional paid-in capital	(660,887)	(967,990)
Retained earnings	(151,919)	(74,334)
Total Shareholders’ Equity (Deficit)	203,444	(26,074)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$203,448	$50,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONE HOLDINGS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	IN US$		IN US$
	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Sales revenues	$7,176	$43,763	$(643)	$13,809

Operating Expenses
Accounting	38,268	1,750	36,668	1,000
Advertising	4,018	5,980	1,085	2,458
Amortization	(833)	417	(1,041)	208
Automobile Expense	1,081	3,586	152	2,198
Bad Debts	0	136	0	124
Bank Charges	499	611	286	301
Contract Labor	590	0	500	0
Cost of Goods Sold	5,207	31,282	0	14,784
Depreciation	2,642	4,088	1,321	2,044
Dues and Subscription	155	446	73	284
Interest Expense	3,095	3,939	1,405	2,225
Licenses and Permits	0	330	0	230
Legal and Professional Fees	26,332	475	24,832	275
Materials	118	98	0	98
Office Expense	101	1,329	92	442
Officers Compensation	12,000	7,920	6,000	6,960
Postage	114	1,186	0	318
Misc	3,496	321	3,378	321
Telephone	102	2,135	10	762
Travel & Entertainment	82	727	0	297

Total operating expenses	97,067	66,756	74,761	35,329

Loss from operations	(89,891)	(22,993)	(75,404)	(21,520)
Gain on sales of assets	12,306		12,306

Loss before income taxes	(77,585)	(22,993)	(63,098)	(21,520)
Income Taxes	0	0	0	0

Net Loss	(77,585)	(22,993)	(63,098)	(21,520)

Loss per share
- Basic	$—	$—	$—	$—

- Diluted	$—	$—	$—	$—

Weighted average number of shares outstanding
- Basic	101,625,000	101,625,000	101,625,000	101,625,000

- Diluted	101,625,000	101,625,000	101,625,000	101,625,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONE HOLDINGS, CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	IN US$

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(77,585)	(22,993)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,320	4,504
Amortization of intangible assets	11,667	0
Accumulated Depreciation	2,641	0
Noncash Officers Compensation	6,000	7,920

Changes in assets and liabilities
Decrease in accounts receivable	25,810	14,845
Decrease in payables	(29,878)	(3,000)
Decrease in Credit Cards Payable	(42,773)	11,226
(Increase) decrease in Sales Tax Payable	0	46
(Decrease) increase in Provision for Income Tax	0	0
Total adjustments	(25,213)	35,541

Net cash used in operating activities	(102,798)	12,548

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to shareholder	(535)	(8,121)
Net cash (used in) investing activities	(535)	(8,121)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from subscribed stock	295,872	(3,757)
Net cash provided (used in) by financing activities	295,872	(3,757)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$192,539	$670
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	2,293	835
CASH AND CASH EQUIVALENTS - END OF PERIOD	194,832	1,505

CASH PAID DURING THE PERIOD FOR:
Interest expense	$3,095	$3,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

1. General Information

ONE HOLDINGS, CORP. (formerly Contracted Services, Inc.”) (“Company” and/or “ONE”) was incorporated June 30, 2000 in the State of Florida. ONE headquartered in Miami, FL is a diversified investment company with the business purpose to own majority equity interest in private and publicly listed companies involved in bioengineering, finance, technology and distribution. The Company previously operated a computer consulting and a commercial lawn maintenance business and was previously located in St. Petersburg, Florida.

When first incorporated under the laws of the State of Florida on June 30, 2000 the Company’s name was Contracted Services, Inc.

Shortly after its incorporation in July of 2000 the Company began to market commercial lawn mowing services as well as offering business consulting services in computer maintenance/repair.

On May 29, 2009 Contracted Services, Inc. entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired ninety-three million seven hundred fifty thousand (93,700,000) shares of the Company’s common stock. The transaction closed on June 2, 2009. Following the transaction, Belmont Partners, LLC controls approximately 92.25% of the Company’s outstanding capital stock. Additionally on May 13, 2009 Joseph Meuse was appointed to the Board of Directors as director, and as President and Secretary of the Company. On the same date, John L. Corn and Susan E. Corn resigned from their positions as directors and/or officers of the company.

On June 4, 2009, Belmont Partners LLC (“Belmont”), the Issuer’s controlling shareholder, and Abacus Global Investments, Corp. (“Abacus”) entered into a material definitive agreement pursuant to which Abacus acquired all ninety-three million seven hundred fifty thousand (93,750,000) shares of the registrant’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont. The transaction closed on June 9, 2009. Following the transaction, Abacus Global Investments, Corp. controlled 92.25% of the Registrants outstanding capital stock. Additionally, effective June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the company. On the same date, Joseph Meuse resigned from his positions as President, Secretary and Director.

On June 9, 2009, the company filed an amendment to its Articles of Incorporation pursuant to which the Company’s name was changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE Abacus changed the business focus of the Company to the current focus which includes the following:

1.	The Company to complete strategic acquisitions of target companies involved in the bioengineering, technology, distribution and finance market segments;
2.	Once acquired, the Company to act as a strategic investor to each subsidiary, providing capital and managerial overview.

3.	The Company to work with each subsidiary to promote organic and acquisition driven growth;
4.	Bioengineering and technology segments to become core operating assets of the Company;
5.	Growth of core operating assets to be supported by assets in distribution and finance;
6.	Company to focus on the acquisition of core operating assets in the Asia Pacific – China regions; and
7.	Company to identify and hire experienced managers and a seasoned board of directors to execute the Company’s new business strategy.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, and necessary for a fair statement of the results for the period have been made. Results for the periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Form 10K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, deferred taxes and stock-based compensation, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this FSP on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective after June 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

3. Income Taxes

Income tax is accounted for using the tax effect accounting method, whereby the income tax expense of the current period is determined based on the total amount of the income tax payable for the period and the amount of the tax effect of timing differences. The liability method is used in determining the tax effect of the timing differences. The Company records its income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The management periodically assesses the realisability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal tax audits or estimates and judgments used.

4. Earnings Per Share

Earnings (Loss) per common share of ($.00) for the three month period ended June 30, 2009 and ($.00) for the three month period ended June 30, 2008 were calculated based on a net income (loss) numerator of ($63,098) and ($21,520) divided by a denominator of 101,625,000 shares of outstanding common stock.

5. Subsequent Event

On July 22, 2009, the Company acquired through a variety of transactions, 83% control of Green Planet Bioengineering, Co. Ltd, (“GP”) headquartered in Aventura, Florida with its main operations located in Sanming and Fuzhou, China. GP is a high-tech bioengineering enterprise that engages in research, development, production and sale of various organic health and agricultural products originating from residues of tobacco leaves. GP’s primary products are Coenzyme Q10 (“CoQ10”), a health supplement that supports the cardiovascular system and a patented organic health supplement called “Paiqianshu”. “Paiqianshu” comes in both liquid and tablet forms and is made from natural green barley shoot extraction. GP operates R&D, manufacturing and distribution of its products primarily in the Peoples Republic of China.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ONE HOLDINGS, CORP. (formerly Contracted Services, Inc.”) (“Company” and/or “ONE”) was incorporated June 30, 2000 in the State of Florida. ONE headquartered in Miami, FL is a diversified investment company with the business purpose to own majority equity interest in private and publicly listed companies involved in bioengineering, finance, technology and distribution. The Company previously operated a computer consulting and a commercial lawn maintenance business and was previously located in St. Petersburg, Florida.

When first incorporated under the laws of the State of Florida on June 30, 2000 the Company’s name was Contracted Services, Inc.

Shortly after its incorporation in July of 2000 the Company began to market commercial lawn mowing services as well as offering business consulting services in computer maintenance/repair.

On May 29, 2009 Contracted Services, Inc. entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired ninety-three million seven hundred fifty thousand (93,700,000) shares of the Company’s common stock. The transaction closed on June 2, 2009. Following the transaction, Belmont Partners, LLC controls approximately 92.25% of the Company’s outstanding capital stock. Additionally on May 13, 2009 Joseph Meuse was appointed to the Board of Directors as director, and as President and Secretary of the Company. On the same date, John L. Corn and Susan E. Corn resigned from their positions as directors and/or officers of the company.

On June 4, 2009, Belmont Partners LLC (“Belmont”), the Issuer’s controlling shareholder, and Abacus Global Investments, Corp. (“Abacus”) entered into a material definitive agreement pursuant to which Abacus acquired all ninety-three million seven hundred fifty thousand (93,750,000) shares of the registrant’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont. The transaction closed on June 9, 2009. Following the transaction, Abacus Global Investments, Corp. controlled 92.25% of the Registrants outstanding capital stock. Additionally, effective June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the company. On the same date, Joseph Meuse resigned from his positions as President, Secretary and Director.

On June 9, 2009, the company filed an amendment to its Articles of Incorporation pursuant to which the Company’s name was changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE Abacus changed the business focus of the Company to the current focus which includes the following:

1.	The Company to complete strategic acquisitions of target companies involved in the bioengineering, technology, distribution and finance market segments;
2.	Once acquired, the Company to act as a strategic investor to each subsidiary, providing capital and managerial overview.
3.	The Company to work with each subsidiary to promote organic and acquisition driven growth;
4.	Bioengineering and technology segments to become core operating assets of the Company;
5.	Growth of core operating assets to be supported by assets in distribution and finance;
6.	Company to focus on the acquisition of core operating assets in the Asia Pacific – China regions; and
7.	Company to identify and hire experienced managers and a seasoned board of directors to execute the Company’s new business strategy.

Business Overview

ONE HOLDINGS, CORP., headquartered in Miami, Florida is a diversified investment company with the business purpose to own majority equity interest in private and publicly listed companies involved in bioengineering, finance, technology and distribution. Through the Company, small private companies gain access to capital, experienced management and strategic insight. The Company intends to build strong synergies among all subsidiaries to enhance shareholder value. The Company is working with each subsidiary to promote organic and acquisition driven growth. As scale is achieved, the Company intends to bring each subsidiary public to maximize value to its investors. The Company at this time is pursuing an aggressive acquisition strategy to achieve growth. The Company is pursuing acquisition targets that are fast growing, cash flow positive leaders in industries where management has a long history of operating experience. The Company seeks to acquire companies with proprietary technology, high barriers to entry, repeatable and sustainable revenue streams and synergies with its current operating assets. The Company’s strategy is to support the growth of its operating subsidiaries with strong managerial insight and direction and adequate financing. The Company’s key focus is in the acquisition of operating assets in the bioengineering and technology segments in the Asia Pacific – China region.

Results of Operations and Financial Condition

Six Months Ended June 30, 2009 versus June 30, 2008

Total Operating Revenues from Continuing Operations

The Company generated $7,176 of revenues from continuing operations for the six months ended June 30, 2009 as compared to $43,763 from continuing operations for the six months ended June 30, 2008, a decrease of $36,587 or 84%. The decrease was attributable to the focus placed on executing the new business plan in targeting specific new business opportunities.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the six months ended June 30, 2009 were $97,067 from continuing operations as compared to $66,756 from continuing operations for the six months ended June 30, 2008. This represented an increase of $30,311 or 45%. Of these amounts, $50,000 respectively comprised of legal and accounting charges associated with the purchase of the business and are not recurring expenses.

Net Income (Loss) from Continuing Operations

Operating income (loss) for the six months ended June 30, 2009 were $(77,585) from continuing operations as compared to $(22,993) for the six months ended June 30, 2008. The increase was attributable to the increase expense of purchasing the company.

Provision for Income Taxes

There was no provision for income taxes established for the six months ended June 30, 2009.

Three Months Ended June 30, 2008 versus June 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $(643) of revenues from continuing operations for the three months ended June 30, 2009 as compared to $13,809 from continuing operations for the three months ended June 30, 2008, a decrease of $4,452. The decrease was attributable to the focus placed on executing our new business plan in targeting specific business opportunities.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the three months ended June 30, 2009 were $74,761 from continuing operations as compared to $35,329 from continuing operations for the three months ended June 30, 2008. This represented an increase of $39,432 or 112%. Of these amounts, $50,000 respectively were one time costs associated with the purchase of the business comprising of legal and accounting services.

Net Income (Loss) from Continuing Operations

The Company reported net income (loss) from continuing operations of $(63,098) for the three months ended June 30, 2009 versus $(21,520) for the three months ended June 30, 2008. The increase in our loss is primarily attributable to the Company’s charges related to the purchase of the business.

Provision for Income Taxes

There was no provision for income taxes established for the three months ended June 30, 2009

Liquidity and Capital Resources

During the six months ended June 30, 2008, the balance in cash and cash equivalents increased significantly.

As of June 30, 2009, the Company had $203,448 in current assets primarily consisting of $194,832 in cash and cash equivalents.

As of June 30, 2008, the Company had $4 current liabilities primarily consisting of sales tax payable.

Proceeds from capital raised during the second quarter were the Company’s primary contributor to working capital.

Based on our current operating plan, we anticipate using our cash and proceeds from capital raises to acquire other business opportunities with the focus on bioengineering, technology, finance and distribution business sectors.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this FSP on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective after June 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risks

The Company operates in the United States and other countries that have their own currency. This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures.

Disclosure Control and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer as appropriate to allow timely decisions regarding disclosure.

The Company’s management with the participation of the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2008 and as reported in the 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2008 there was a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting related to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm. Management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements for 2008 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports are reviewed by the Chief Executive Officer for reasonableness and all unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented. The Company is seeking a permanent placement for the Chief Financial Officer position.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Market for Common Equity and Related Stockholder Matters

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350

	32.2	Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed.

1. Form 8-K filed on June 2, 2009 to announce the entry into a material definitive agreement with Belmont Partners, LLC. for purchase of 93,750,000 of the Company’s common stock.

2. Form 8-K filed on June 9, 2009 to announce the entry into a material definitive agreement with Abacus Global Investments, Corp for sale of 93,750,000 shares of common stock and name change to ONE HOLDINGS, Corp.

3. Form 8-K filed on June 30, 2009 announcing change in registrant’s certifying accountant.

4. Form 8-K filed on July 27, 2009 announcing acquisition of majority control (83%) of Green Planet Bioengineering Co. Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2009.

ONE HOLDINGS, CORP.

Date: August 14, 2009	By: /s/	Marius Silvasan
Marius Silvasan
Interim President

Date: August 14, 2009	By: /s/	Cris Neely
Cris Neely
Chief Financial Officer