Form 10-Q
period 2009-09-30
ONE Holdings, Corp.
filed 2009-11-16
CIK 1372267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2009
Commission file number 333-136643

ONE HOLDINGS, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8525 NW 53rd Terrace suite 101, Doral, Florida 33166
(Address of Principal Executive Offices)	(Zip Code)

(877) 544-2288
(Registrant’s Telephone Number, Including Area Code)

Contracted Services, Inc.
318 Holiday Drive, Hallandale Beach, Florida, 33009
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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-accelerated Filer   ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The number of shares of common stock outstanding as of November 13, 2009 was 148,923,983.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Market for Common Equity and Related Stockholder Matters	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

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

ONE HOLDINGS, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(All Amounts are in United States Dollars)

As at	September 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
CURRENT
Cash and cash equivalents	$2,581,781	$665,568
Receivables (Note 4)	10,608,627	4,429,887
Inventory (Note •)	2,327,125	431,569
Loans receivable (Note •)	3,585,082	—
Prepaid expenses	2,109,816	—
	21,212,431	5,527,024
PROPERTY, PLANT AND EQUIPMENT (Note 5)	5,016,172	3,144,067
INTANGIBLE ASSETS (Note 7)	669,829	159,159
LAND USE RIGHTS & OPERATING LEASES	15,012,491	7,841,214
DEPOSIT FOR INTANGIBLE ASSETS	220,050	161,370
GOODWILL (Note 9)	3,976,261	—
RESTRICTED CASH (Note 10)	451,913	—
	$46,559,147	$16,832,834
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$2,704,524	$2,269,594
Loans payable - current	5,082,169	161,505
Deferred revenues	63,081	63,081
Deferred taxes	45,766	—
	7,895,540	2,494,180
LOANS PAYABLE, net of current	8,849,265	—
DEFERRED TAXES	6,630	—
	16,751,435	2,494,180
CONTINGENCIES (Note •)

SHAREHOLDERS’ EQUITY
COMMON STOCK
Par value $0.01, Authorized 750,000,000 Issued and outstanding 148,923,983 and 101,625,000 as of September 30, 2009 And December 31, 2008	1,261,929	14,422
ADDITIONAL PAID IN CAPITAL	13,020,854	5,116,175
STATUTORY RESERVE (Note 14)	848,550	848,550
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,486,944	1,476,159
RETAINED EARNINGS	7,002,060	5,740,078
TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	23,620,337	13,195,384
NON-CONTROLLING INTEREST	6,187,375	1,143,270
TOTAL EQUITY	29,807,712	14,338,654
TOTAL LIABILITIES AND EQUITY	$46,559,147	$16,832,834

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements
1.

ONE HOLDINGS, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
UNAUDITED INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(All amounts are in United States Dollars, except # of common shares)

For the	Three Months		Nine Months
Period Ended September 30,	2009	2008	2009	2008

REVENUES	$4,157,806	$2,634,409	$8,625,175	$7,501,285

COST OF SALES	2,068,381	1,044,896	3,909,654	2,888,249

GROSS PROFITS	2,089,425	1,589,513	4,715,521	4,613,036

EXPENSES
General and administrative	428,220	247,785	923,031	595,164
Research and development	126,625	57,067	199,664	166,301
Selling and marketing	43,543	66,524	120,100	184,452
	598,388	371,376	1,242,795	945,917
INCOME FROM OPERATIONS	1,491,037	1,218,137	3,472,726	3,667,119
INTEREST/FINANCING EXPENSE	53,575	35,800	53,575	114,073
INTEREST INCOME	1,693	4,315	3,365	9,205
OTHER INCOME (EXPENDITURES)	10,105	—	1,699	42,552
INCOME (LOSS) BEFORE INCOME TAXES	1,449,260	1,186,652	3,424,215	3,604,803
(PROVISION FOR) RECOVERY OF TAXES	(396,033)	(301,073)	(912,406)	(902,094)
NET INCOME	1,053,227	885,579	2,511,809	2,702,709
NET INCOME ATTRIBUTABLE TO NON-CONTOLLING INTEREST	(203,257)	(154,265)	(439,744)	(468,624)

NET INCOME ATTRIBUTABLE TO COMPANY	849,970	731,314	2,072,065	2,234,085

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency gain (loss)	75,712	(558,157)	43,730	(226,167)

COMPREHENSIVE INCOME (LOSS)	$925,682	$173,157	$2,115,795	$2,007,918

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	50,796,828	14,141,667	50,645,164	14,141,667
Diluted	126,702,839	14,141,667	120,551,175	14,141,667

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.04	$0.05	$0.04	$0.16
Diluted	$0.01	$0.05	$0.01	$0.16

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements
2.

ONE HOLDINGS, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
UNAUDITED INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts are in United States Dollars)

For the	Nine Months
Period Ended September 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,072,065	$2,702,709
Items not affecting cash
Depreciation and amortization	278,289	198,791
Deferred taxes	54,755	(4,783)
Non Controlling Interest	439,744	0
Non cash compensation	17,896	—
	2,862,749	2,896,717
Net change in non-cash operating items
Change in receivables	79,259	(1,039,020)
Change in inventory	(44,329)	168,030
Change in loans receivables	(732,054)	—
Change in prepaid expenses and other assets	140,866	—
Change in accounts payable and accrued liabilities	(552,663)	(124,529)
Deferred revenue	—	(43,020)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,753,828	1,858,178

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	7,000,281	—
Issuance of capital stock and exercise of and warrants	580,764	625,290
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	7,581,045	625,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(168,600)	—
Purchase of intangibles	(458,797)	(1,577)
Investment in goodwill	(3,976,261)	—
Purchase of land use rights	(4,962,156)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(9,565,814)	(1,577)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD	(230,941)	2,481,891
CASH ACQUIRED	2,103,169	—
EFFECT OF EXCHANGE RATE ON CASH	43,730	113,350
CASH AND CASH EQUIVALENTS
Beginning of the period	665,568	333,081

End of the period	$2,581,781	$2,928,322

Supplemental Cash Flow Information (Note 3)

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements
3.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
UNAUDITED INTERIM CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(All amounts are in United States Dollars, except # of common shares)

	Number of Common Share	Amount of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehen- sive Income (Loss)	Statutory Reserve	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-Controlling Interest	Total
Balance, January 1, 2008	14,141,667	$14,142	$4,118,926	$728,816	$481,912	$3,225,041	$8,568,837	$674,646	$9,243,483
Recapitalization	90,000	90	675,200				675,290		675,290
Issuance of common shares for cash	140,000	140	139,860				140,000		140,000
Issuance of common shares for services	50,000	50	12,450				12,500		12,500
Vesting of granted stock options			169,739				169,739		169,739
Appropriation of statutory reserve					366,638	(366,638)	—		—
Unrealized foreign currency gain				747,343			747,343		747,343
Net Income for the year						2,881,675	2,881,675	468,624	3,350,299
Balance, December 31, 2008	14,421,667	$14,422	$5,116,175	$1,476,159	$848,550	$5,740,078	$13,195,384	$1,143,270	$14,338,654

Balance, January 1, 2009	14,421,667	$14,422	$5,116,175	$1,476,159	$848,550	$5,740,078	$14,338,654	$1,143,270	$14,338,654
Recapitalization of the reporting issuer via the reverse take over	103,245,849	1,000,661	(3,611,095)			(478,083)	(3,088,517)	2,311,062	(777,455)
Issuance of shares for cash upon the exercise of options	763,700	763					763		763
Issuance of shares upon the acquisition of assets (Note 8)	18,200,000	182,000	10,616,760				10,798,760	2,293,299	13,902,059
Issuance of common shares for cash	6,800,000	68,000	952,000				1,020,000		1,020,000
Issuance of common shares for services	411,943	483	17,414				17,897		17,897
Repurchase of common shares for cancellation	(440,000)	(4,400)	(70,400)			(365,200)	(440,000)		(440,000)
Unrealized foreign currency gain				43,985			43,985		43,985
Net income for the period						2,072,065	2,070,065	439,744	2,511,809
Balance, December 31, 2009	143,403,159	$1,261,929	$13,020,854	$1,520,144	$848,550	$6,968,860	$23,620,337	$6,187,375	$29,807,712

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements
4.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

1.	Organization and Basis of Presentation

Description of the Business
One Holdings, Corp. (formerly Contracted Services, Inc.) (“ONE” and/or the “Company”) was incorporated June 30, 2000 in the State of Florida as Contracted Services, Inc. and changed its name to ONE on June 9, 2009. ONE and its subsidiaries (collectively the “Corporation”) are utilizing green processes to produce raw chemicals and herbal extracts, natural supplements and organic products. Corporation is focused on the Asia Pacific region. The Corporation’s key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation
In a series of transactions, that were completed on July 22, 2008, ONE completed a transaction with Green Planet Bioengineering Co., Ltd. (“GPB”) of Delaware and Abacus Global Investments, Corp. (“Abacus”) of Florida. These transactions were accounted for as a reverse takeover as the control of the Corporation was acquired by Abacus and the former shareholders of GPB. Concurrently, with these transactions, the Corporation’s name was changed to One Holdings, Corp. from Contracted Services, Inc. on June 4, 2009. Therefore, these consolidated financial statements include the accounts of the ONE and its subsidiaries. Although legally, ONE is regarded as the parent or continuing company, GPB, whose shareholders along with Abacus, now hold more than 91% of the voting shares of the Corporation, is treated as the acquirer under US GAAP. Consequently, ONE is deemed a continuation of GPB and control of the assets and business of ONE is deemed to have been acquired in consideration for the issuance of the shares.

During the period ended September 30, 2009, the ONE completed two acquisitions: (i) On September 9, 2009, the ONE completed the purchase of 99.75% of Trade Finance Solutions Inc; and (ii) On September 22, 2009, the ONE completed the purchase of 83.3% of Supreme Discovery Group Limited. ONE’s financial statements incorporate the results of these acquisitions, as of the acquisition date. See “Note 8 - Acquisitions” in the notes to the consolidated financial statements for unaudited condensed pro-forma results these acquisitions for the fiscal years ended December 31, 2008 and 2007.

ONE’s consolidated financial statements include the accounts of all of its majority owned subsidiaries and the accounts of its variable interest entities, of which ONE is the primary beneficiary. All intercompany balances and transactions have been eliminated on consolidation. The functional currency of ONE’s foreign subsidiaries is in the United States dollar and Chinese Yuan. Certain prior year balances have been reclassified to conform to current year presentation.

2.	Summary of Significant Accounting Policies

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2009, and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

5.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits with banks, money market accounts, and other short-term investments with original maturities of 90 days or less. Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Restricted Cash
In accordance with Accounting Review Board (“ARB”) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset.

Receivables
Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

When evaluating the adequacy of its allowance for doubtful accounts, the Company reviews the collectability of accounts receivable, historical write-offs, and changes in sales policies, customer credibility and general economic tendency.

Loans and Receivables
The assets are non-derivatives financial assets resulting from the delivery of cash or other assets by the lender to a borrower in return for a promise to repay on a specific date or dates, or on demand. They may arise through the provision of goods and services to customers (receivables). But, principally incorporate other types of contractual monetary assets. They are initially recognized at fair value and subsequently carried at amortized cost, using the effective interest method, less any provision for impairment.

Concentration of Credit
The Corporation extends credit to its customers for which no credit insurance is available. To date the Corporation has not incurred any significant loss due to this activity; however, if such occurrence was to occur, the loss may have an adverse effect on the financial position of the Corporation.

Capital Leases
The Corporation’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrence of corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Inventory
Inventories are stated at the lower of cost and current market value. Costs include the cost of purchase and processing, and other costs. Inventories are stated at cost upon acquisition. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

Net realizable value is the estimated selling price in the normal course of business less the estimated costs to completion and the estimated expenses and related taxes to make the sale.

6.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in cost of blended products.

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Building and structural components	20 years
Computer equipment	5 years
Leasehold improvements	7 years
Machinery and equipment	10 years
Office equipment	5 years
Office furniture	5 years
Software	5 years
Technology	5 - 10 years
Vehicles	5 years

Land Use Rights
Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight line method over the terms of the lease of 50 years obtained from the relevant PRC land authorities.

Intangible Assets
Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

Impairment of Long-lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2009 and 2008, December 31, 2008 and 2007, respectively.

Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable. The Company recognizes sales revenue when goods are shipped or ownership has transferred and royalties as they are earned.

7.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Environmental Expenditures
Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed as incurred.

Employee Future Benefits
Pursuant to the relevant laws and regulations in the PRC, the Company participates in various defined contribution retirement plans organized by the respective divisions in municipal and provincial governments for its employees. The Company is required to make contributions to the retirement plans in accordance with the contribution rates and basis as defined by the municipal and provincial governments. The contributions are charged to the respective assets or the income statement on an accrual basis. When employees retire, the respective divisions are responsible for paying their basic retirement benefits. The Company does not have any other obligations in this respect.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. Any interest and penalties are expensed in the year that the Notice of Assessment is received.

The Company’s practice is to recognize interest and/or penalties to income tax matters in income tax expense.

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the periods reported. Actual results could differ from those estimates. Significant items that require estimates are goodwill, deferred tax assets, stock-based compensation, deferred tax liabilities and the depreciation, and amortization of the Corporation’s assets.

Costs of Raising Equity Capital
Costs of raising capital include legal, professional fees and agent fees associated with the raising of equity and debt capital.

Incremental costs incurred in respect of raising capital are charged against equity or debt proceeds raised. Costs associated with the issuance of share capital are charged to capital stock upon the raising of share capital. Costs associated with the issuance of debt are part of the carrying value of the debt and charged to operations as non-cash financing expense using the effective interest rate method.

Foreign Currency Transactions
In accordance with SFAS No.52, “Foreign Currency Translation”, the financial statements of subsidiaries of the Company are measured using local currency (Canadian dollar and Chinese Yuan) as the functional currency. Assets and liabilities have been translated at period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of shareholders’ equity.

8.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Foreign Currencies Translation - Integrated Operations
Assets and liabilities of integrated foreign operations are translated at the exchange rate in effect at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Revenues and expenses are translated at the average rates prevailing during the period except for amortization, which is translated at historical exchange rates. Translation exchange gains and losses are recognized within the statement of operations.

Foreign Currencies Translation - Self-sustaining Foreign Operations
Assets and liabilities of foreign operations that are self-sustaining entities are translated at the exchange rate in effect at the balance sheet date for all assets and liabilities. Revenues and expenses are translated at the average exchange rates prevailing during the reporting period. Translation exchange gains and losses are recorded as a current translation adjustment in accumulated other comprehensive income.

Fair Value of Financial Instruments
The Corporation estimates the fair value of its financial instruments based on current interest rates, quoted market values or the current price of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are considered to approximate their fair values.

Stock-Based Compensation Plan
The Corporation uses the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB, SFAS 123 (Revised 2004) and Share-Based Payment (SFAS 123R), using the modified prospective transitional method.

Under the modified prospective transitional method, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123R, for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption.

We measure share-based compensation costs on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known.

Earnings Per Share
Earnings (loss) per common share are reported in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted loss per common share is not provided, when the effect is anti-dilutive.

When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

9.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Comprehensive Income
The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders’ equity bypassing net income. Other than foreign exchange gains and losses, the Company has no other comprehensive income (loss).

Recent Changes in Accounting Standards
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing
In June 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2008. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this issue did not have a material impact on the Company’s financial position and results of operations.

Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

10.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our financial statements.

11.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Amendments to the Impairment Guidance of EITF Issue No. 99-20
In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a non-public entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1 and did not have a material effect on the Company’s financial statements.

Effective Date of FASB Interpretation No. 48 for Certain Non-public Enterprises
In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Non-public Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain non-public enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s financial statements.

12.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary
In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Defensive Intangible Assets
In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

13.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds
In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to the Company’s financial condition or results of operations.

14.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

2.	Summary of Significant Accounting Policies - continued

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The impact of adoption was not material to the Company’s financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission (“SEC”)’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

Determination of the Useful Life of Intangible Assets
In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The impact of adoption was not material to the Company’s financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date
In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

15.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

3.	Supplemental Cash Flow Information

For the	Nine Months
Period Ended September 30,	2009	2008
Supplemental disclosure
Interest received	$664,768	$834,558
Interest paid	443,982	601,131
Income taxes paid	886,151	908,372
Non-cash transactions
Transfer of land use rights to prepayment for operating lease	5,831,325	—

4.	Accounts Receivables

	September 30, 2009	December 31, 2008
Accounts receivables	$10,618,067	$4,429,887
Allowances for doubtful accounts	(9,440)	(—)
Accounts receivable, net	$10,608,627	$4,429,887

5.	Inventory

	September 30, 2009	December 31, 2008
Raw Material	$372,237	$101,280
Packaging material	40,230	—
Work in progress	123,416	294,798
Finished goods	1,791,242	35,491
	$2,327,125	$431,569

6.	Property, Plant and Equipment

	September 30, 2009	December 31, 2008
Building and structural components	$3,471,685	$1,928,892
Machinery	1,626,246	860,407
Office equipment & furniture	151,766	97,514
Vehicles	93,859	92,851
	5,346,740	2,979,664
Less: accumulated depreciation	(1,041,476)	(546,505)
	4,305,264	2,433,159
Construction in progress	710,908	710,908
	$5,016,172	$3,144,067

16.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

6.	Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the	3 months		9 months
Ended September 30,	2009	2008	2009	2008
Cost of sales	$34,436	$37,121	$96,727	$94,259
Administrative expenditures	23,273	15,450	69,253	59,879

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	September 30, 2009	December 31, 2008
Technology	$740,835	$286,065
Software	143,712	3,183
	$884,527	289,248
Less: accumulated depreciation	(214,718)	(130,089)
	$669,829	$159,159

During the periods, depreciation is included in:

For the	3 months		9 months
Ended September 30,	2009	2008	2009	2008
Cost of sales			$51,364	$27,980

8.	Acquisitions

a) Trade Finance Solutions Inc.

On September 3, 2009, the Corporation acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the Shareholders’ common shares owned in Trade Finance Solutions Inc. (“TFS”). For the TFS shares each TFS Shareholder is to receive shares of the Corporation’s common stock and cash payments as per the share purchase agreement. The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the share purchase agreement with a not to exceed purchase price of $6,000,000.00. In addition to the cash portion of the purchase price, the TFS Shareholders shall receive 1 common share of the Corporation (adjusted for forward or reverse splits following the closing) for every $1.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 6 million common shares of Corporation.

TFS provides creative financing solutions, including Purchase Order Financing, Fulfillment Services, and Factoring or Invoice Discounting for domestic and international credit worthy customers of eligible goods and services. These TFS options are primarily designed for growing companies experiencing the cash flow demands commonly associated with growth and expansion. TFS is to act as ONE’s internal financing arm ready, able and dedicated to fund and facilitate the growth of ONE’s core bioengineering business.

17.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

8.	Acquisitions - continued

The acquisition is being accounted for as a subsidiary of the ONE. The Corporation has recorded the balance of TFS at historical costs. The acquisition is being accounted for as a purchase acquisition as required by SFAS 141R, as the Corporation did not issue a significant amount of its stock to acquire TFS and therefore it is not considered a reverse acquisition under SFAS 141R.

Assets acquired
Cash	$280,619
Receivables	1,164,844
Loans receivable	2,828,597
Prepaid expenses	110,664
Property, and equipment	13,277
Liabilities assumed
Accounts payable	204,213
Loans payable	4,576,313
Net Fair Value of assets acquired	(382,525)
Goodwill	3,975,864
Purchase price	$3,593,339

The purchase price was settled with:

Estimated cash to be paid between March 2010 and February 2011	$3,000,000

1,000,000 Common shares to be issued between March 2010 and February 2011	593,339
$3,593,339

b) Supreme Discovery Group, Limited.

On September 27, 2009, the Corporation executed and consummated a Share Exchange Agreement (the “UGTI Agreement”) by and among (i) our 100% owned subsidiary United Green Technology Inc., a Nevada corporation, (“UGTI”), (ii) Supreme Discovery Group Limited, British Virgin Islands Company (“Supreme”) and (iv) the stockholders who owned 100% of Supreme’s common stock (the “Supreme Shareholders”).

Supreme owns 100% of subsidiary, Fu Jian United Bamboo Technology Company Ltd., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. WFOE has entered into a series of contractual arrangements (Entrusted Management Agreement, Shareholders’ Voting Proxy Agreement, Exclusive Purchase Option Agreement and Share Pledge Agreement) with Jianou Lujian Foodstuff Co., Ltd (“JLF”), pursuant to which WFOE effectively controls the business, operations and equity and has an irrevocable option to purchase the equity and/or assets of JLF.

18.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

8.	Acquisitions - continued

Pursuant to the UGTI Agreement, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to UGTI in exchange for (i) cash in the amount of $1,238,400, (ii) 13,200,000 shares of our common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI. As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of our shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of our stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement.

JLF own an award-winning green-technology enterprise that specializes in the highly profitable production of organic products and fertilizers based on bamboo. JLF’s products reflect the growing global trend for organic food and health products. JLF holds lush bamboo land contracts of nearly 6,635 acres in Fujian province, one of China’s largest bamboo growing areas. JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certifications from China (HACCP), Japan (JAS) and Europe (EFSA). JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution, and taking it further by developing organic fertilizers from bamboo skins to eliminate its waste. This led to JLF being named the “Forestry Enterprise of the Year” for 2009 in Fujian Province China

The acquisition is being accounted for as a subsidiary of the ONE. The Corporation has recorded the balance of Supreme at historical costs. The acquisition is being accounted for as a purchase acquisition as required by SFAS 141R, as the Corporation did not issue a significant amount of its stock to acquire Supreme and therefore it is not considered a reverse acquisition under SFAS 141R.

Assets acquired
Cash	$1,627,719
Receivables	5,141,023
Inventory	1,851,227
Prepaid expenses	188,809
Liabilities assumed
Bank indebtedness	(731,112)
Accounts payable	(806,812)
Loans payable	(1,462,223)
non-controlling interest	(2,294,260)
Net Fair Value of assets acquired	11,443,822
Goodwill	—
Purchase price	$11,443,822

The purchase price was settled with:

Notes payable due September 22, 2010	$557,280
Notes payable due September 22, 2011	681,120
17,200,000 Common shares	10,205,422
$11,443,822

19.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

8.	Acquisitions - continued

On November 3, 2009, ONE and UGTI agreed to cancel the issuance of preferred shares to be issued by UGTI to ONE and enter in to an agreement where UGTI is to issue 10,000 common shares from its treasury at a price of $120 per share to ONE, payable in cash for a total investment of $1,200,000.  This transaction increases ONE’s ownership of UGTI to 11,000 common shares of UGTI for an economic interest of 98.21% from 83.3%.

c) Pro-forma

The following is a condensed pro-forma statement of operations for the 12 month period ended December 31, 2008 and 2007, had the above transactions taken place prior to the reporting periods.

For the 12 months Period Ended December 31,	2008	2007
Revenues	$34,839,128	$21,052,410
Cost of goods sold	20,534,124	11,789,269
Gross profits	14,305,004	9,263,141
Operating Expenses	3,835,126	2,352,703
Operating Profits	10,469,878	6,910,438
Non-operating expenditures	92,539	242,996
Earnings before taxes	10,377,339	6,650,380
Provision for income taxes	(2,679,642)	(2,225,341)
Non-controlling interest	(656,794)	(498,079)
Net income	$7,040,903	$3,926,960

Pro-forma Earnings per share	$0.05	$0.03

The following is a condensed pro-forma statement of operations for the 9 month period ended September 30, 2009 and 2008, had the above transactions taken place prior to the reporting periods.

For the 9 months Period Ended September 30,	2009	2008
Revenues	$25,913,885	$23,266,582
Cost of goods sold	14,857,339	13,918,331
Gross profits	11,056,546	9,348,251
Operating Expenses	3,314,938	2,616,510
Operating Profits	7,741,607	6,731,741
Non-operating expenditures	162,283	336,798
Earnings before taxes and non-controlling interest	7,579,324	6,394,943
Provision for income taxes	(1,973,780)	(1,873,964)
Non-controlling Interest	(497,857)	(500,639)
Net income	$5,107,687	$4,020,340

Pro-forma Earnings per share	$0.03	$0.03

20.

ONE HOLDINGS, INC. (PREVIOUSLY CONTRACTED SERVICES, INC.) NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (All Amounts are in United States Dollars)

8.	Acquisitions - continued

The following is a condensed pro-forma statement of operations for the 3 month period ended September 30, 2009 and 2008, had the above transactions taken place prior to the reporting periods.

For the 3 months Period Ended September 30,	2009	2008
Revenues	$9,393,907	$5,470,834
Cost of goods sold	5,186,606	2,920,804
Gross profits	4,207,301	2,550,030
Operating Expenses	1,535,934	1,333,463
Operating Profits	2,671,366	1,216,567
Non-operating expenditures	107,015	113,356
Earnings before taxes and non-controlling interest	2,564,351	1,103,211
Provision for income taxes	(692,018)	(568,923)
Non-controlling interest	(203,257)	(148,678)
Net income	$1,669,076	$385,610

Pro-forma Earnings per share	$0.01	$0.00

9.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets.  The following table summarizes the changes in goodwill since December 31, 2008:

Opening Balance	$	Nil
Purchase of TFS (Note 8a)		3,975,864
Purchase of Supreme (Note 8b)		Nil
Balance		$3,975,864

Future adjustments to prior acquisitions may be required primarily due to: (i) adjustments to plans formulated in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-3, ―Recognition of Liabilities in Connection with a Purchase Business Combination ☐ (EITF 95-3) relating to employee termination and abandonment of excess facilities and (ii) the evaluation of the tax attributes of acquisition-related operating loss carry forwards and deductions, including reductions in previously recognized valuation allowances, originally assessed at the various dates of acquisition.

10.	Restricted Cash

The bank notes payable as of September 30, 2009 is RMB3 million (approximately $451,913), which was endorsed by Rural Credit Cooperatives Cooperation of Jianou City.  Its maturity date is December 26, 2009.

The terms of the bank notes payable require the Company to deposit 50% of total credit applied into Escrow Account as guarantee against default, which is RMB2.5 million ($365,625 as of September 30, 2009).

21.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

11.	Long Term Retirement Benefits

The Corporation contributed $55,004 (2008 - $41,963) for the nine months ended September 30, 2009 and 2008, respectively.

12.	Related Party Transactions

Amounts due to the related parties, are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties. These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

The Corporation had the following transactions with an entity that was previously related up to October 2008:

	September 30
	2009	2008
Repurchase of 440,000 common shares	$440,000	$—
Premises paid to an entity who’s director is a shareholder	2,638	2,580
Interest expenses	—	28,803

	September 30, 2009	December 31, 2008
Demand loans with no interest and recorded within loans payable	22,434	14,805

In addition to the above, ONE advanced $300,000 to GPB by way of a convertible debenture. Interest at the rate of 10% it to be accrued commencing from September 1, 2009 and shall continue to accrue on a daily basis until payment in full of the funding. The first repayment of $75,000 will be due on December 1, 2009 and the unpaid balance together with all accrued and unpaid interest thereon shall be due and payable on September 1, 2010 or later with a minimum payment of 1.5 times of the loan. The settlement may be convertible at the election of ONE into shares of GPB’s common stock at a price of $0.50 per share. Upon consolidation, this convertible debenture has been eliminated.

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

13.	Capital Stock

The Corporation is authorized to issue 750,000,000 number of common shares with a par value of $0.01. Each common share entitles the holder to one vote.

During the period ending September 30, 2009, the Corporation had the following capital transactions:
1.
issued 3,000,00 units for gross proceeds of $450,000, where each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.00 prior to July 31, 2012;

2.	issued 22,234,254 common shares for the acquisition of 62.5% of GPB’s common shares, in addition 5,024,038 common shares for 5,000,000 GPB Preferred shares which are eliminated upon consolidation;
3.	reserved 1,000,000 common shares for the acquisition of 99.75% of TFS that are to be issued at a future date based upon the profitability of TFS;

22.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

13.	Capital Stock - continued

4.
issued 3,800,000 units for gross proceeds of $570,000, where each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.00 prior to July 31, 2012;

5.	issued 17,200,000 common shares for the acquisition of 83.3% of Supreme; and
6.	issued 7,943 common shares for services, with a value of $4,765.

In addition, the Corporation repurchased 440,000 common shares at a total cost of $440,000, which it has cancelled.

Subsequent to the end of the period ended September 30, 2009, the Corporation completed the following transactions:
1.
issued 780,000 units for gross proceeds of $202,000, where each unit is comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.00 prior to October 2012; and

2.	issued 59,300 common shares for services, with a value of $8,895.

14.	Warrants

The Corporation has the following warrants issued and outstanding as at September 30, 2009:

Number of Warrants	Exercise Price	Warrant Type	Issuance Date	Expiry Date
3,000,000	$1.00	Investor	July 2009	July 30, 2012
3,800,000	1.00	Investor	September 2009	September 9, 2012
6,800,000

15.	Statutory Reserve

The Corporation’s income is distributable to its shareholders after transfer to statutory reserves as required under relevant PRC laws and regulations and the Corporation’s articles of association. As stipulated by the relevant laws and regulations in the PRC, the Corporation is required to maintain a statutory surplus reserve fund which is non-distributable. Appropriation to such reserves is made out of net profit after taxation of the statutory financial statements of the Corporation as a proportion of income after taxation of 10%.

The statutory surplus reserve fund can be used to make up prior year losses, if any, and can be applied in conversion into capital by means of capitalization issue. The appropriation may cease to apply if the balance of the fund has reached 50% of the relevant entity’s registered capital.

23.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

16.	Taxation

a) Value Added Tax (“VAT”)

Pursuant to the Provisional Regulation of China on VAT and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

The Corporation is subjected to VAT at 17% for its revenues and is entitled to a VAT refund at 13% of export sales prior to June 1, 2009 and at 15% of export sales beginning June 1, 2009.

b) Income Tax

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Under Chinese Income Tax Laws, prior to January 1, 2008, companies were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the income tax laws. The new standard EIT rate of 25% replaced the 33% rate (or other reduced rates previously granted by tax authorities). The new standard rate of 25% was applied to calculate certain deferred tax benefits that are expected to be realized in future periods.

17.	Contingencies

From time to time, the Corporation may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Corporation. As of September 30, 2009, no material claims were outstanding.

18.	Segmented Information and Major Customers

The Corporation uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Corporation’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Corporation’s reportable segments. Accordingly, in accordance with SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Corporation’s operations comprises of three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, China and the United States.

24.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

The following represents the segmented information based on geographical distribution as at September 30:

2009	Asia	North America	Total
Sales	$8,212,803	$412,372	$8,625,175
Operating profit	3,587,898	(115,171)	3,587,898
Unallocated amounts			—
Corporate expenses, including amortization)			110,108
Interest expense			53,575
Profit before income taxes and non-controlling interest			3,424,215
Assets	$37,370,385	$5,212,501	$42,582,886

18.	Segmented Information and Major Customers - continued

2008	Asia	North America	Total
Sales	$7,501,285	$—	$7,501,285
Operating profit	3,667,119	—	3,667,119
Unallocated amounts			—
Corporate expenses, including amortization)			(51,757)
Interest expense			114,073
Profit before income taxes and non-controlling interest			3,604,803
Assets	$30,107,702	$5,564,046	$35,671,748

The following represents the segmented information based on operating segments as at September 30;

2009	Herbal and Chemical Extracts	Organic Products	Financing	Corporate	Total
Sales	$7,929,710	$283,093	$412,372	$—	$8,625,175
Operating profit	4,510,356	116,317	88,848	—	4,715,521
Unallocated amounts					—
Corporate expenses, including amortization)					1,237,731
Interest expense					53,575
Profit before income taxes and non-controlling interest					3,424,215
Assets	$20,510,756	$16,859,629	$5,074,917,	$137,584,	$42,582,886

25.

ONE HOLDINGS, INC.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

2008	Herbal and Chemical Extracts	Organic Products	Financing	Corporate	Total

Sales	$7,501,285	$—	$—	$—	$7,501,285
Operating profit	3,667,119	—	—	—	3,667,119
Unallocated amounts					—
Corporate expenses, including amortization)					(51,757)
Interest expense					114,073
Profit before income tax and non-controlling interest					3,604,803

Assets	$16,841,811	$13,265,891	$5,533,955,	$30,091,	$35,671,748

The Company had sales to three (3) customers that exceeded 10% of revenues in the period ended September 30, 2009. Those sales were approximately 12.8% ($1,100,000), 12.1% ($1,040,000) and 11.0% ($950,000) of revenues. During the period that ended September 30, 2008, the Company had sales to five (5) customers that exceeded 10% of revenues. Those sales were approximately 19.3% ($1,450,000), 17.2% ($1,290,000), 17.1% (1,280,000), 16.9% (1,270,000) and 12.7% ($950,000) of revenues.

19.	Subsequent Events

On October 16, 2009, the Corporation filed articles of amendment to change its name to One Bio, Corp. from One Holdings, Corp. which also include a reduction of its authorized number of common shares to 150 million from 750 million, a stock consolidation of 5 old common shares for 1 new common share and changed the par value of its common shares to $0.001 from $0.01. The Corporation is awaiting FINRA approval to have these implemented.

On November 3, 2009, ONE and UGTI agreed to cancel the issuance of preferred share by UGTI to ONE and enter in to an agreement where UGTI is to issue 10,000 common shares from its treasury at a price of $120 per share to ONE, payable in cash for a total investment of $1,200,000. This transaction increases ONE’s ownership of UGTI to 11,000 common shares of UGTI for an economic interest of 98.21% from 83.3%.

20.	Comparative Figures

Certain comparative figures have been reclassified to conform to current period’s financial statement presentation.

26.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ONE Holdings, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Miami, FL, is a company utilizing green processes specialized in raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth. Prior to the acquisition of a majority equity interest in the Company by Abacus Global Investments, Corp. (“Abacus”) June 4th, 2009 Company operated a computer consulting and a commercial lawn maintenance business and was previously located in St. Petersburg, Florida. Immediately following Abacus’ acquisition the Company’s business purpose changed as outlined above.

Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name of Contracted Services, Inc.

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

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE, Abacus changed the Company’s business focus to its current strategy.

27.

On July 22, 2009, the Company acquired from certain shareholders (“GP Shareholders”) of Green Planet Bioengineering Co., Ltd., a Delaware corporation (“Green Planet”) 80% of the issued and outstanding shares of common stock of Green Planet. The Company also acquired 5,101 shares of Green Planet preferred stock which preferred stock provides the Company the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of Green Planet and is convertible into 1,000 shares of Green Planet common stock.  The Company acquired the Green Planet preferred stock in consideration for the issuance by the Company to Green Planet of 5,024,038 shares of the Company’s common stock.  As part of this Green Planet transaction, Green Planet and the GP Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to Green Planet and the GP Shareholders and in the event Green Planet’s EBITDA for fiscal year 2009 is less than GP’s EBITDA for fiscal 2008, the number of shares of Registrant’s stock issued to Green Planet and the GP Shareholders shall be proportionately reduced as provided for in the Green Planet Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreements”) and the Stock Purchase Agreement (“GP SPA”) with the GP Shareholders. Green Planet and the GP Shareholders are also subject to a lockup and leak out period and has one piggy-back registration right as further defined in the Green Planet Preferred Stock Purchase Agreement and GP SPA.  As a result of the Green Planet transactions, the Company has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion or the Green Planet preferred stock into common stock, the Company would own approximately 83% of Green Planet’s shares.  Green Planet owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  Consequently, the Company effectively controls the business and operations of Green Planet, FuJian Green Planet Bioengineering Co., Ltd. (a GP WFOE) and Sanming Huajian Bio-Engineering Co., Ltd.

On September 3, 2009, ONE acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the Shareholders’ common shares owned in Trade Finance Solutions Inc. (“TFS”). For the TFS shares each TFS Shareholder is to receive shares of the Registrant’s common stock and cash payments as per the Share Purchase Agreement with the TFS Shareholders (“TFS SPA”). The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the TFS SPA with a not to exceed purchase price of $6,000,000.00. In addition to the cash portion of the purchase price, the TFS Shareholders shall receive 1 share of ONE common stock (adjusted for forward or reverse splits following the closing) for every $1.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 6 million shares of Registrant’s common stock. The TFS Shareholders are subject to a lockup and leak out period as further defined in the TFS SPA. Upon the purchase of the TFS Common Shares from the TFS Shareholders, Registrant has become the majority shareholder of TFS. TFS provides balance sheet financing solutions for domestic and international credit-worthy customers including accounts receivable, purchase order financing, fulfillment services and factoring or invoice discounting. The TFS acquisition is strategic to the Company beyond the direct and immediate financial contribution TFS will bring to sales and net income because it will provide the Company the ability to use TFS as an internal financing arm ready, able and dedicated to fund and facilitate the growth of the Company’s core bioengineering business.

28.

On September 27, 2009, the Company acquired through a variety of transactions, 83% control of Jianou Lujian Foodstuff Co., Ltd. (“JLF”), a company based in the Peoples Republic of China (“PRC”).  The Registrant executed and consummated a Share Exchange Agreement (the “Supreme Agreement”) by and among (i) the Company’s 100% owned subsidiary United Green Technology Inc., a Nevada corporation, (“UGTI”), (ii) Supreme Discovery Group Limited, British Virgin Islands Company  (“Supreme”) and (iv) the stockholders who owned 100% of  Supreme’s common stock (the “Supreme Shareholders”).  Supreme is the parent company of Fujian United Bamboo Technology Company Ltd., a wholly foreign-owned enterprise (“JLF WFOE”) organized under the laws of the PRC.  The stockholders of Supreme are Tang Jinrong, Li Lifang and Tang Shuiyou, who are also the owners of JLF. JLF WFOE through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of JLF. Consequently, the Company effectively controls the business and operations of Supreme, JLF WFOE and JLF.

Pursuant to the Supreme Agreement, at the closing, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to the Company’s wholly-owned subsidiary UGTI in exchange for (i) cash, (ii) 13,760,000 shares of the Company’s common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  The Company thereby acquired through UGTI ownership of all of the outstanding stock of Supreme which owns 100% ownership of JLF WFOE. As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of the Company’s stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Supreme Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement. JLF is an award winning green-technology bioengineering company that specializes in the production of organic products and fertilizers based on bamboo. JLF holds bamboo land contracts in Fujian Province, one of China’s largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certification from China (HACCP), Japan (JAS) and Europe (ESFA). JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution including the development of organic fertilizers from bamboo skins to eliminate waste.

Effective October 26, 2009, the Company amended its articles of incorporation to:  (i) authorize a class of preferred stock consisting of (10,000,000) shares, $0.001 par value per share; (ii) designating 10,000 shares of the preferred stock as Series A Preferred Stock; (iii) reducing the number of authorized shares of common stock from 750,000,000 shares to 150,000,000 shares and changing the par value to $0.001 per share; (iv) changing the name of the Registrant to ONE Bio, Corp.; and (v) effecting a Five (5) for one (1) reverse split of the registrant’s common stock.

Business Overview

ONE Holdings, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Miami, FL, is a company utilizing green processes specialized in raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth.
ONE’s operations are divided into two complementary divisions that focus on producing chemical and herbal extracts and organic products utilizing green processes.

29.

The chemical and Herbal Extracts Division (CHE) produces chemical and herbal extracts for use in a wide range of health and wellness products.  Utilizing green technology and proprietary processes CHE extracts highly profitable health supplements, fertilizers, and pesticides from waste tobacco. CHE’s chemical extract processes from tobacco leaves delivers high purity solanesol (98%) further extracted into CoenzymeQ10 (“CoQ10”). Discarded tobacco leaves are further extracted to produce organic fertilizers both powdered and particulate which eliminates any waste. CHE also extracts from a variety of plants Resveratrol and 5-HTP, which are key components in hundreds of popular consumer products.

The Organic Product Division (OP) manufactures a variety of consumer and commercial use health and energy drinks, organic food products and fertilizers primarily based on bamboo. Organic food products based on bamboo are low in saturated fat, cholesterol and sodium yet high in dietary fiber, vitamin C, potassium, zinc, and numerous other nutrients, making bamboo shoots ideal for weight loss and maintaining optimum health.  Also the Moso bamboo leaf extract is loaded with soluble and insoluble fiber and antioxidants.  The Moso leaf extract is used to make a caffeine-free energy drink or is infused into white rice creating green bamboo rice with important health benefits. ONE also uses the bamboo skins to produce organic fertilizers eliminating waste in the process.

ONE’s growth strategy is focused on organic growth with increases in land for cultivation, additional product introduction, and increasing manufacturing capacity. Additionally, ONE is targeting to move from chemical extracts to actual over the counter products in the near future.
ONE’s growth strategy also targets an aggressive acquisition plan that pursues highly profitable, rapidly growing companies that exemplify strong leadership. Target companies must have the following criteria: (a) Fast growing, cash flow positive leaders in industries where existing management has a history of profitable operating experience in the region complimented by a clear plan for growth; (b) Bioengineering companies with proprietary technology; (c) Repeatable and sustainable revenue streams; (d) High barriers to entry; and (e) Synergistic with ONE’s current operating units.

To support the growth of its core bioengineering business the Company also acquired an internal financing arm ready, able and dedicated to fund and facilitate the growth of its core business. Research also suggests a strong opportunity beyond funding the Company’s core operations to also provide Purchase Order Financing to third-party clients that purchase products from ONE’s subsidiaries. In this arrangement, ONE’s internal financing arm can insert itself into the collection process, expediting cash flow and debt repayment for all parties ultimately driving ONE’s growth rate.

30.

Results of Operations and Financial Condition

Three Months Ended September 30, 2008 versus September 30, 2007

Total Operating Revenues from Continuing Operations

The Company generated $4,157,806 of revenues from continuing operations for the three months ended September 30, 2009 as compared to $2,634,409 from continuing operations for the three months ended September 30, 2008, an increase of $1,523,397 or 57.8%.  The increase in sales is due to a continued focus on driving customer value through all product lines. In addition, the company took advantage of a shift in the product and customer mix combined with a broader product portfolio which also contributed to the increase in sales. The Company continues to experience an increase in demand for its broad product portfolio which caters to a higher number of customers.

Management anticipated that revenues will be substantially higher in the following quarters as it includes the revenues from the Company’s recently completed acquisition of TFS and JLF, which had revenues of $2 million and $3.9 million respectively for the three months ending September 30, 2009.  The revenues from these acquisitions are only included from the date of their respective acquisitions.

Cost of Sales from Continuing Operations

Cost of sales from continuing operations for the three months ended September 30, 2009 were $2,068,381 versus $1,044,896 for the same period a year earlier, for an increase of $1,023,485 or 98%.  The increase is due to the higher net sales and broader product lines. We experienced some increases in raw material pricing which also contributed to the increase in the cost of goods sold. Furthermore, the Company has strong relationships with its vendors.

Gross Profits from Continuing Operations

Gross profits from continuing operations for the three months ended September 30, 2009 were $2,089,425 versus $1,589,513 for an increase of $499,912 or 31.5%.  The increase is due to an overall increase in Company sales.

Total Operating Costs and Expenses from Continuing Operations

Total operating costs and expenses for the three months ended September 30, 2009 were $598,388 from continuing operations as compared to $371,376 from continuing operations for the three months ended September 30, 2008. This represented an increase of $227,012 or 61.1%. Operating expenses are comprised of general and administrative expenditures, research and development and sales and marketing.  The increase in operating costs was primarily due to the Company’s focus on its acquisitions during the period of July through to September 2009. Costs associated with the company being public also increased operating expenses.

Operating Profits from Continuing Operations

Operating profits for the three months ended September 30, 2009 was $1,491,037 versus $1,218,137 for an increase of $272,900 or 22.4%.  The increase is due to the higher sales experienced by the Company during the quarter.

Earnings Before Income Taxes and Non-controlling Interests

For the three months ended September 30, 2009, earnings before income taxes and non-controlling interest was $1,449,260 versus $1,186,652 for an increase of $262,608 or 22.1%. The increase is due to the higher sales experienced by the Company during the quarter.

31.

Provisions for Income Taxes

For the three months ended September 30, 2009, provisions for income taxes were $396,033 versus $301,073 for the year earlier period for an increase of $94,960 or 31.5%.  The increase is due to the increase in profits in certain jurisdiction that was not offset by the increase in costs that was in different tax jurisdictions.

Non-controlling Interest

For the three months ended September 30, 2009, non-controlling interest was $203,257 versus none the prior year period.  The non-controlling was created by ONE acquiring less than 100% interest in GPB, TFS and JLF.

Net Income (Loss) from Continuing Operations

The Company reported net income from continuing operations of $849,970 for the three months ended September 30, 2009 versus $731,314 for the three months ended September 30, 2008. The increase in our loss is primarily attributable to the Company’s charges related to the purchase of the business. The decrease was attributable to the non-controlling interest in GPB, versus the fact that in the comparative period there was no non-controlling interest.

Nine Months Ended September 30, 2009 versus September 30, 2008

Operating Revenues from Continuing Operations

The Company generated $8,625,175 of revenues from continuing operations for the nine months ended September 30, 2009 as compared to $7,501,285 from continuing operations for the nine months ended September 30, 2008, an increase of $1,123,890 or 15.0%.  The increase in sales is due to a continued focus on driving customer value through all product lines. In addition, the company took advantage of a shift in the product and customer mix combined with a broader product portfolio which also contributed to the increase in sales. The Company continues to experience an increase in demand for its broad product portfolio which caters to a higher number of customers.

Management anticipated that revenues will be substantially higher in the following quarters as it includes the revenues from the Company’s recently completed acquisition of TFS and JLF, which had revenues of $5 million and $12.9 million respectively for the nine months ending September 30, 2009.  The revenues from these acquisitions are only included from the date of their respective acquisitions.

Cost of Sales from Continuing Operations

Cost of sales from continuing operations for the nine months ended September 30, 2009 were $3,909,654 versus $2,888,249 for the same period a year earlier, for an increase of $1,021,405 or 45.4%.  The increase is due to the higher net sales and broader product lines. We experienced some increases in raw material pricing which also contributed to the increase in the cost of goods sold. Furthermore, the Company has strong relationships with its vendors.

32.

Gross Profits from Continuing Operations

Gross profits from continuing operations for the nine months ended September 30, 2009 were $4,715,521 versus $4,613,036 for an increase of $102,485 or 2.2%.  The increase is due to an overall increase in Company sales.

Operating Expenses from Continuing Operations

Operating expenses for the nine months ended September 30, 2009 were $1,242,795 as compared to $945,917 for the nine months ended September 30, 2008. This represented an increase of $296,879 or 31.4%. Operating expenses are comprised of general and administrative expenditures, research and development and sales and marketing.  The increase in general and administrative expenditures of $327,868 is the primary cause of the increase in operating expenditures, which was due to the Company focus on its acquisitions during the period of July through to September 2009. Costs associated with the company being public also increased operating expenses.

Operating Profits from Continuing Operations

Operating profits for the nine months ended September 30, 2009 was $3,472,725 versus $3,667,119 for a decrease of $194,394 or 5.3%.  The decrease is due to the Company investing resources towards the execution of its business plan which included the acquisitions of GPB, TFS and JLF and the costs associated in the Company being a publicly traded corporation.

Financing Expenditures

Financing expenses includes the interest expense on the Company’s various financial instruments.  For the nine month period ended September 30, 2009 the financing expense from continuing operations were $53,575 versus $114,073 the year earlier period for a reduction of $60,498 or 53.0%.  The reduction in financing expenses was due to the repayment of previous loans and establishment of new loan facilities at lower interest rates.

Earnings Before Income Taxes and Non-controlling Interests

For the nine months ended September 30, 2009, earnings before income taxes and non-controlling interest was $3,424,214 versus $3,604,803 for a reduction of $180,589 or 5.0%.  The reduction is due to the Company investing resources towards the execution of its business plan which included the acquisitions of GPB, TFS and JLF and the costs associated in the Company being a publicly traded corporation.

Provisions for Income Taxes

For the nine months ended September 30, 2009, provisions for income taxes were $912,406 versus $902,094 for the year earlier period for an increase of $10,312 or 1.1%.  The increase is due to the increase in profits in certain jurisdiction that was not offset by the increase in costs that was in different tax jurisdictions.

Non-controlling Interest

For the nine months ended September 30, 2009, non-controlling interest was $439,744 versus none the prior year period.  The non-controlling was created by ONE acquiring less than 100% interest in GPB, TFS and JLF.

33.

Net Income (Loss) from Continuing Operations

Operating income for the nine months ended September 30, 2009 were $2,072,065 from continuing operations as compared to $2,234,085 for the nine months ended September 30, 2008. The decrease was attributable to the non-controlling interest in GPB, versus the fact that in the comparative period there was no non-controlling interest.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the balance in cash and cash equivalents increased significantly to $2,581,781 from $665,568. The increase is primarily due to the cash positions held by the Company’s acquired businesses.

As of September 30, 2009, the Company had $21,212,431 in current assets primarily consisting of $2,581,781 in cash and cash equivalents, $10,608,627 in receivables and $3,585,082 in loans receivables.

As of September 30, 2008, the Company had $7.9 million in current liabilities primarily consisting of $2.7 million in accounts payable and $5 million in loans payable.

Company generated during the nine months ended September 30, 2009 $1,314,084 cash from operations and $7,581,045 from financing activities. Of the cash generated through financing activities $1,020,000 represents the gross proceeds from capital raised by the Company during the third quarter. Financing activities and cash flow generated from operations was the primary contributor to the Company’s working capital. Cash used in investing activities which reached $9,126,070 represented the Company’s largest use of cash. Of this amount approximately $4.5m was associated with the purchase of land use rights. These land lease rights will be used to promote the newer product portfolio.  The lower cost of raw materials will fully or partially offset the cost for the new operating leases. In addition, based on demand for the Company’s expanded product portfolio, the Company plans to add necessary equipment to its manufacturing facility to match the market demand.  However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.

Based on our current operating plan, we anticipate using our cash and proceeds from capital raises to acquire other business opportunities with the focus on the bioengineering sector.

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

34.

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

35.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009.  The management is in the process of evaluating the impact of adopting this standard on the company’s financial statements.

36.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third –party evidence if vendor-specific  objective evidence is not available, or estimated selling price if neither vendor –specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

37.

The Company’s management with the participation of the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

38.

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

39.

(b)	Reports on form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed.

1. Form 8-K filed on July 7, 2009 to announce a change in registrants certifying accountant.

2. Form 8-K filed on July 27, 2009 announcing acquisition of majority control (83%) of Green Planet Bioengineering Co. Ltd.

3. Form 8-K filed on August 13, 2009 announcing the appointment of Cris Neely as CFO and Director. Additionally the company disclosed the change in address and change in the stock symbol to ONEZ.

4. Form 8-K filed on August 27, 2009 announcing appointment of Michael Weingarten as Chairman.

5. Form 8-K filed on September 1, 2009 announcing appointment of Marius Silvasan as Vice Chairman, CEO and Director.

6. Form 8K filed on September 9, 2009 announcing acquisition of 99.75% of Trade Finance Solutions.

7. Form 8K filed on September 30, 2009 announcing acquisition of majority control (83%) of United Green Technology, Inc.

8. Form 8K/A filed on October 6, 2009 amending previous filing to include audited financials of Trade Finance Solutions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November, 2009.

ONE Bio, CORP.

Date: November 16, 2009	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer

40.