Form 10-Q/A
period 2009-09-30
ONE Bio, Corp.
filed 2009-12-18
CIK 1372267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2009
Commission file number 333-136643

ONE BIO, CORP.
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
_____________________________

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

Large Accelerated Filer ☐              Accelerated Filer ☐              Non-accelerated Filer ☐              Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The number of shares of common stock outstanding as of November 13, 2009 was 148,923,983.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

	Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Market for Common Equity and Related Stockholder Matters	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 2009, which was filed with the SEC on November 16, 2009 (“the Original Quarterly Report”).  This Amendment No. 1 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Reflect name change of registrant.
(2)	Improve the description of certain reporting amounts on the balance sheet.
(3)	Change certain reported numbers on the financial statements:
A.	Balance Sheet
1.	Accumulated Other Comprehensive Income
2.	Retained earnings
B.	Cash Flow
1.	Details of cash flows provided by operations
(4)	Modified references to citations of accounting literature as required by SFAS 168 “the FASB Accounting Standards Codification”.
(5)	Modified certain details related to our acquisitions reported in Note 8 to our interim consolidated financial statements.
(6)	Corrected disclosure in Note 12 to our interim consolidated financial statements.
(7)	Added additional comments clarifying the reported information presented in management’s discussion and analysis of the results of operations.
(8)	Expanded liquidity comments in management’s discussion and analysis of the results of our operations.
(9)	Added additional disclosure regarding the accounting for variable interest entities (“VIE”).

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

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
 CONSOLIDATED BALANCE SHEETS
(All Amounts are in United States Dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$2,581,781	$665,568
Receivables	10,608,627	4,429,887
Inventory	2,327125	431,569
Loans receivable	3,585,082	- - -
Prepaid expenses	2,109,816	- - -
	21,212,431	5,527,024
PROPERTY, PLANT AND EQUIPMENT- NET	5,016,172	3,144,067
INTANGIBLE ASSETS	669,829	159,159
LAND USE RIGHTS	15,012,491	7,841,214
DEPOSIT FOR INTANGIBLE ASSETS	220,050	161,370
GOODWILL	3,976,261	- - -
RESTRICTED CASH	451,913	- - -
TOTAL ASSETS	$46,559,147	$16,832,834
L I A B I L I T I E S
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,704,524	$2,269,594
Loans payable – current portion	5,082,169	161,505
Deferred revenues	63,081	63,081
Deferred taxes	45,766	- - -
	7,895,540	2,494,180
LOANS PAYABLE, net of current portion	8,849,265	- - -
DEFERRED TAXES	6,630	- - -
TOTAL LIABILITIES	16,751,435	2,494,180

COMMITMENTS AND CONTINGENCIES

S H A R E H O L D E R S’ E Q U I T Y
COMMON STOCK
Par value $0.01, authorized 750,000,000 issued and outstanding 143,403,159 and 101,625,000 as of September 30, 2009 And December 31, 2008	1,261,929	14,422
ADDITIONAL PAID IN CAPITAL	13,020,854	5,116,175
STATUTORY RESERVE	848,550	848,550
ACCUMULATED OTHER COMPREHENSIVE INCOME	1,520,144	1,476,159
RETAINED EARNINGS	6,968,860	5,740,078
TOTAL SHAREHOLDERS’ EQUITY OF THE COMPANY	23,620,337	13,195,384
NON-CONTROLLING INTEREST	6,187,375	1,143,270
TOTAL EQUITY	29,807,712	14,338,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,559,147	$16,832,834

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

1.

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
 CONSOLIDATED STATEMENTS OF OPERATIO)NS
 AND COMPREHENSIVE INCOME
(UNAUDITED
(All amounts are in United States Dollars, except common shares)

For the Period Ended September 30,	Three Months		Nine Months
	2009	2008	2009	2008

REVENUES	$4,157,806	$2,634,409	$8,625,175	$7,501,285

COST OF SALES	2,068,381	1,044,896	3,909,654	2,888,249

GROSS PROFITS	2,089,425	1,589,513	4,715,521	4,613,036

EXPENSES
General and administrative	428,220	247,785	923,031	595,164
Research and development	126,625	57,067	199,664	166,301
Selling and marketing	43,543	66,524	120,100	184,452
	598,388	371,376	1,242,795	945,917
INCOME FROM OPERATIONS	1,491,037	1,218,137	3,472,726	3,667,119
INTEREST/FINANCING EXPENSE	(53,575)	(35,800)	(53,575)	(114,073)
INTEREST INCOME	1,693	4,315	3,365	9,205
OTHER INCOME	10,105	- - -	1,699	42,552
INCOME BEFORE INCOME TAXES	1,449,260	1,186,652	3,424,215	3,604,803
PROVISION FOR INCOME TAXES	(396,033)	(301,073)	(912,406)	(902,094)
NET INCOME	1,053,227	885,579	2,511,809	2,702,709
NET INCOME ATTRIBUTABLE TO NON-CONTOLLING INTEREST	(203,257)	(154,265)	(439,744)	(468,624)

NET INCOME ATTRIBUTABLE TO COMPANY	849,970	731,314	2,072,065	2,234,085

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency gain (loss)	75,712	(558,157)	43,730	(226,167)

COMPREHENSIVE INCOME	$925,682	$173,157	$2,115,795	$2,007,918

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	50,796,828	14,141,667	50,645,164	14,141,667
Diluted	126,702,839	14,141,667	120,551,175	14,141,667

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.02	$0.05	$0.04	$0.16
Diluted	$0.01	$0.05	$0.02	$0.16

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

2.

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(All Amounts are in United States Dollars)

	Nine Months
For the Period Ended September 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,072,065	$2,702,709
Adjustments to reconcile net income to net cash Used in operating activities
Depreciation and amortization	176,175	198,791
Deferred taxes	(315,699)	(4,783)
Non Controlling Interest	439,744	0
Stock compensation	17,897	- - -
	2,390,722	2,896,717
Net change in non-cash operating items
Accounts receivables	127,127	(1,039,020)
Inventory	(44,329)	168,030
Loans receivables	(756,485)	- - -
Prepaid expenses and other assets	(1,866,664)	- - -
Accounts payable and accrued liabilities	(52,062)	(124,529)
Deferred revenue	45,766	(43,020)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	(155,925)	1,858,178

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	1,781,532	- - -
Issuance of capital stock and exercise of and warrants	580,763	625,290
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,362,295	625,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(168,600)	- - -
Purchase of intangibles	(458,797)	(1,577)
Purchase of land use rights	(1,614,828)	- - -
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,242,225)	(1,577)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(35,855)	2,481,891
CASH ACQUIRED	1,908,338	- - -
EFFECT OF EXCHANGE RATE ON CASH	43,730	113,350
CASH AND CASH EQUIVALENTS
Beginning of the period	665,568	333,081

End of the period	$2,581,781	$2,928,322

Supplemental Cash Flow Information (Note 3)
See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

3.

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(All amounts are in United States Dollars, except # of common shares)

	Number of Common Share	Amount of Common Shares	Additional Paid-in Capital	Accumulated Other Comprehen- sive Income	Statutory Reserve	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-Controlling Interest	Total
Balance, January 1, 2008 (AUDITED)	14,141,667	$14,142	$4,118,926	$728,816	$481,912	$3,225,041	$8,568,837	$674,646	$9,243,483
Recapitalization	90,000	90	675,200				675,290		675,290
Issuance of common shares for cash	140,000	140	139,860				140,000		140,000
Issuance of common shares for services	50,000	50	12,450				12,500		12,500
Vesting of granted stock options			169,739				169,739		169,739
Appropriation of statutory reserve					366,638	(366,638)	- - -		- - -
Unrealized foreign currency gain				747,343			747,343		747,343
Net Income for the year						2,881,675	2,881,675	468,624	3,350,299
Balance, December 31, 2008	14,421,667	$14,422	$5,116,175	$1,476,159	$848,550	$5,740,078	$13,195,384	$1,143,270	$14,338,654

Balance, January 1, 2009	14,421,667	$14,422	$5,116,175	$1,476,159	$848,550	$5,740,078	$13,195,384	$1,143,270	$14,338,654
Recapitalization of the reporting issuer via the reverse take over	103,245,849	1,000,661	(3,611,095)	255		(478,083)	(3,088,262)	2,311,062	(777,200)
Issuance of shares for cash upon the exercise of warrants	763,700	763					763		763
Issuance of shares upon the acquisition of assets	18,200,000	182,000	10,616,760				10,798,760	2,293,299	13,092,059
Issuance of common shares for cash	6,800,000	68,000	952,000				1,020,000		1,020,000
Issuance of common shares for services	411,943	483	17,414				17,897		17,897
Repurchase of common shares for cancellation	(440,000)	(4,400)	(70,400)			(365,200)	(440,000)		(440,000)
Unrealized foreign currency gain				43,730			43,730		43,730
Net income for the period						2,072,065	2,072,065	439,744	2,511,809
Balance, September 30, 2009 (unaudited)	143,403,159	$1,261,929	$13,020,854	$1,520,144	$848,550	$6,968,860	$23,620,337	$6,187,375	$29,807,712

See Accompanying Notes to the Unaudited Interim Condensed Consolidated Financial Statements

4.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

1.   Organization and Basis of Presentation

Description of the Business
One Bio, Corp. (formerly ONE Holdings, Corp), (formerly Contracted Services, Inc.) (“ONE” and/or the “Company”) was incorporated June 30, 2000 in the State of Florida as Contracted Services, Inc. and changed its name to ONE on June 9, 2009.  ONE and its subsidiaries (collectively the “Corporation” or “Company”) are utilizing green processes to produce raw chemicals and herbal extracts, natural supplements and organic products. Corporation is focused on the Asia Pacific region. The Corporation’s key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation
In a series of transactions, that were completed on July 22, 2009, ONE completed a transaction with Green Planet Bioengineering Co., Ltd. (“GPB”) of Delaware and Abacus Global Investments, Corp. (“Abacus”) of Florida.  These transactions were accounted for as a reverse acquisition as the control of the Corporation was acquired by Abacus and the former shareholders of GPB.  The Corporation’s name was changed to One Holdings, Corp. from Contracted Services, Inc. on June 4, 2009 and subsequently changed to ONE Bio, Corp on November 16, 2009.  Although legally, ONE is regarded as the parent, GPB, whose shareholders along with Abacus, now hold more than 91% of the voting shares of the Corporation, is treated as the acquirer under US GAAP.  Consequently, ONE is deemed a continuation of GPB and control of the assets and business of ONE is deemed to have been acquired in consideration for the issuance of the shares.

During the period ended September 30, 2009, the ONE completed two acquisitions: (i) on September 2, 2009, ONE completed the purchase of 99.75% of Trade Finance Solutions Inc; and (ii) on September 27, 2009,  ONE completed the purchase of 83.3% of Supreme Discovery Group Limited.  ONE’s consolidated financial statements incorporate the results of these acquisitions, as of the acquisition date.  See “Note 8 - Acquisitions” for the unaudited condensed pro-forma results these acquisitions for the fiscal years ended December 31, 2008 and 2007.

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

Interim Financial Statements
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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2009, and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year end December 31, 2009.

5.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Restricted Cash
In accordance with ASC Topic 305 formerly Accounting Review Board (“ARB”) No. 43, Chapter 3A “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a non-current asset.

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

Concentration of Credit
The Company extends credit to its customers for which no credit insurance is available.  To date the Corporation has not incurred any significant loss due to this activity; however, if such occurrence was to occur, the loss may have an adverse effect on the financial position of the Company.

Capital Leases
The Company’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrence of corresponding obligations as liabilities.  Obligations under capital leases are reduced by rental payments net of imputed interest.

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

 6.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Building and structural components	20 years
Computer equipment and software	5 years
Leasehold improvements	7 years
Machinery and equipment	10 years
Office equipment and furniture	5 years
Technology	5 - 10 years
Vehicles	5 years

Land Use Rights

Land use rights represent the purchased rights to use land granted PRC land authorities.  Depending on the PRC land authority, the land use rights can be conveyed in the form of a prepaid lease or a use agreement.  Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight line method over the terms of the agreement which range over a term of 30 to 50 years obtained from the relevant PRC land authorities.

Intangible Assets
Intangible assets consist mainly of proprietary technology and software. The intangible assets are amortized using straight-line method over the life of the assets.

Impairment of Long-lived Assets
In accordance with ASC Topic 360 Formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2009 as well as December 31, 2008 and 2007, respectively.

Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) ACS Topic 605 Formerly Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable. The Company recognizes sales revenue when goods are shipped or ownership has transferred and royalties as they are earned.

 7.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes
The Company accounts for income taxes in accordance with ASC topic 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received.

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

Foreign Currency Translation
In accordance with ASC Topic 830 formerly SFAS No.52, “Foreign Currency Translation”, the financial statements of subsidiaries of the Company are measured using local currency (Canadian Dollar and Chinese Yuan) as the functional currency.  Assets and liabilities have been translated at period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of shareholders’ equity accumulated in other comprehensive income.

 8.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

2.   Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments
The Company estimates the fair value of its financial instruments based on current interest rates, quoted market values or the current price of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are considered to approximate their fair values.

Fair Value Measurements

In April 2009, the Financial Accounting Standard Board (“FASB”) released ASC 820, Fair Value Measurements and Disclosures, (formerly SFAS No. 157 “Fair Value Measurements”) that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.

According to ASC 820, investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

Level 1 -                      Quoted prices are available in active markets for identical investments as of the reporting date.  The type of investments included in Level 1 included listed equities and listed derivatives.

Level 2 -                      Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3 -                      Pricing inputs are unobservable for the investment and included situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant management judgment or estimation.

Stock-Based Compensation Plan
The Corporation uses the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of ASC Topic 718 formerly FASB, SFAS 123 (Revised 2004) and Share-Based Payment (SFAS 123R), using the modified prospective transitional method.

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

 9.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

2.   Summary of Significant Accounting Policies - continued

Earnings Per Share
Earnings (loss) per common share are reported in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted loss per common share is not provided, when the effect is anti-dilutive.

When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Comprehensive Income
The Company follows ASC Topic 220 formerly Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders’ equity bypassing net income.  Other than foreign exchange gains and losses, the Company has no other comprehensive income (loss).

Recent Changes in Accounting Standards
Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

 10.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

2.   Summary of Significant Accounting Policies - continued

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

 11.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

3.   Supplemental Cash Flow Information

For the Period Ended September 30,	Nine Months
	2009	2008
Supplemental disclosure

Interest paid	$443,982	$601,131
Income taxes paid	$886,151	$908,372
Non-cash transactions
TFS Net assets acquired	$3,593,339	--
UGTI net assets acquires	$11,443,822	--

4.   Accounts Receivables

	September 30, 2009	December 31, 2008
Accounts receivables	$10,618,067	$4,429,887
Allowances for doubtful accounts	(9,440)	(- - -)
Accounts receivable, net	$10,608,627	$4,429,887

5.   Inventory

	September 30, 2009	December 31, 2008
Raw material	$372,237	$101,280
Packaging material	40,230	- - -
Work in progress	123,416	294,798
Finished goods	1,791,242	35,491
	$2,327,125	$431,569

6.   Property, Plant and Equipment

	September 30, 2009	December 31, 2008
Building and structural components	$3,471,685	$1,928,892
Machinery	1,626,246	860,407
Office equipment and furniture	151,766	97,514
Vehicles	93,859	92,851
	5,346,740	2,979,664
Less: accumulated depreciation	(1,041,476)	(546,505)
	4,305,264	2,433,159
Construction in progress	710,908	710,908
	$5,016,172	$3,144,067

 12.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

6.   Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the	3 months		9 months
Ended September 30,	2009	2008	2009	2008
Cost of sales	$34,436	$37,121	$96,727	$94,259
Administrative expenditures	23,273	15,450	69,253	59,879

7.   Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	September 30, 2009	December 31, 2008
Technology	$740,835	$286,065
Software	143,712	3,183
	884,527	289,248
Less: accumulated amortization	(214,718)	(130,089)
	$669,829	$159,159

The estimated aggregate amortization expenses for intangible assets for the five succeeding years is $66,983 per year.

8.   Acquisitions

a) Trade Finance Solutions Inc.

On September 3, 2009, the Corporation acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the Shareholders’ common shares owned in Trade Finance Solutions Inc. (“TFS”).  For the TFS shares each TFS Shareholder is to receive shares of the Corporation’s common stock and cash payments as per the share purchase agreement.  The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the share purchase agreement with a not to exceed purchase price of $6,000,000.  In addition to the cash portion of the purchase price, the TFS Shareholders shall receive one common share of the Corporation (adjusted for forward or reverse splits following the closing) for every $1.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of six million common shares of Corporation.

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

 13.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

8.   Acquisitions - continued

The TFS acquisition is being accounted for as a subsidiary of ONE.  The Company has recorded the balance of TFS at booked costs which approximates fair value.  The acquisition is being accounted for as a purchase acquisition as required by ASC Topic 805 Formerly SFAS 141R.

Assets acquired
Cash	$280,619
Receivables	1,164,844
Loans receivable	2,828,597
Prepaid expenses	110,664
Property, and equipment	13,277
Liabilities assumed
Accounts payable	204,610
Loans payable	4,576,313
Net Fair Value of assets acquired	(382,922)
Goodwill	3,976,261
Purchase price	$3,593,339

The purchase price was settled with:

Estimated cash to be paid between March 2010 and February 2011	$3,000,000

1,000,000 Common shares to be issued between March 2010 and February 2011	593,339
$3,593,339

b) Supreme Discovery Group, Limited.

On September 27, 2009, the Corporation executed and consummated a Share Exchange Agreement (the “UGTI Agreement”) by and among (i) our 100% owned subsidiary United Green Technology Inc., a Nevada corporation, (“UGTI”), (ii) Supreme Discovery Group Limited, a British Virgin Islands Company  (“Supreme”) and (iii) the stockholders who owned 100% of  Supreme’s common stock (the “Supreme Shareholders”).

Supreme owns 100% of subsidiary, FuJian United Bamboo Technology Company Ltd., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC.  WFOE has entered into a series of contractual arrangements (Entrusted Management Agreement, Shareholders’ Voting Proxy Agreement, Exclusive Purchase Option Agreement and Share Pledge Agreement) with Jianou Lujian Foodstuff Co., Ltd (“JLF”), pursuant to which WFOE effectively controls the business, operations and equity and has an irrevocable option to purchase the equity and/or assets of JLF.

 14.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

JLF own an award-winning green-technology enterprise that specializes in the highly profitable production of organic products and fertilizers based on bamboo.  JLF’s products reflect the growing global trend for organic food and health products.  JLF holds lush bamboo land contracts of nearly 6,635 acres in Fujian province, one of China’s largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certifications from China (HACCP), Japan (JAS) and Europe (EFSA).  JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution, and taking it further by developing organic fertilizers from bamboo skins to eliminate its waste.  This led to JLF being named the “Forestry Enterprise of the Year” for 2009 in Fujian Province China

The Supreme acquisition is being accounted for as a subsidiary of the ONE.  The Company has recorded the balance of Supreme at booked costs which approximates fair value.  The acquisition is being accounted for as a purchase acquisition as required by ASC 805 formerly SFAS 141R.

Assets acquired
Cash	$1,627,719
Receivables	5,141,023
Inventory	1,851,227
Prepaid expenses	188,809
Other Assets Liabilities assumed	7,929,451
Bank indebtedness	(731,112)
Accounts payable	(806,812)
Loans payable	(1,462,223)

Net Fair Value of assets	13,738,082
Non-controlling interest	(2,294,260)
Net Fair Value of assets acquired	$11,443,822

The purchase price was settled with:

Notes payable due September 22, 2010	$557,280
Notes payable due September 22, 2011	681,120
17,200,000 Common shares	10,205,422
$11,443,822

 15.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

For the 12 months Period Ended December 31,	2008	2007
Revenues	$34,839,128	$21,052,410
Cost of goods sold	20,534,124	11,789,269
Gross profits	14,305,004	9,263,141
Operating expenses	3,835,126	2,352,703
Operating profits	10,469,878	6,910,438
Non-operating expenditures	92,539	242,996
Income before taxes	10,377,339	6,650,380
Provision for income taxes	(2,679,642)	(2,225,341)
Non-controlling interest	(656,794)	(498,079)
Net income	$7,040,903	$3,926,960

Pro-forma earnings per share	$0.05	$0.03

The following is a condensed pro-forma statement of operations for the nine month period ended September 30, 2009 and 2008, had the above transactions taken place prior to the reporting periods.

For the 9 months Period Ended September 30,	2009	2008
Revenues	$25,913,885	$23,266,582
Cost of goods sold	14,857,339	13,918,331
Gross profits	11,056,546	9,348,251
Operating expenses	3,314,938	2,616,510
Operating profits	7,741,607	6,731,741
Non-operating expenditures	162,283	336,798
Income before taxes and non-controlling interest	7,579,324	6,394,943
Provision for income taxes	(1,973,780)	(1,873,964)
Non-controlling Interest	(497,857)	(500,639)
Net income	$5,107,687	$4,020,340

Pro-forma earnings per share	$0.03	$0.03

 16.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

8.   Acquisitions - continued

The following is a condensed pro-forma statement of operations for the 3 month period ended September 30, 2009 and 2008, had the above transactions taken place prior to the reporting periods.

For the 3 months Period Ended September 30,	2009	2008
Revenues	$9,393,907	$5,470,834
Cost of goods sold	5,186,606	2,920,804
Gross profits	4,207,301	2,550,030
Operating expenses	1,535,934	1,333,463
Operating profits	2,671,366	1,216,567
Non-operating expenditures	107,015	113,356
Income before taxes and non-controlling interest	2,564,351	1,103,211
Provision for income taxes	(692,018)	(568,923)
Non-controlling interest	(203,257)	(148,678)
Net income	$1,669,076	$385,610

Pro-forma earnings per share	$0.01	$0.00

9.   Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets.  Goodwill was recorded with the purchase of TFS.

	September 30, 2009		December 31, 2008
Balance December 31, 2008	$	---	$	---
Acquisition of TFS		3,976,261		---
Acquisition of Supreme		---		---
Balance September 30, 2009		$3,976,261	$	---

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

10.   Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in RMB.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  As of September 30, 2009, the cash on deposit but restricted as to access was $451,913.

 17.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

11.   Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	September 30, 2009	December 31, 2008
CCB	$1,462,501	$	---
Financial Institution	1,863,090		---
Rural Cooperative	731,251		146,700
Reverse Acquisition of GPB	980,349		---
Acquisition of TFS	3,000,000		---
Acquisition of Supreme	1,238,400		---
Financial Services	4,633,409		---
Other	22,434		14,805
Total	13,931,434		161,505
Loans Payable, current portion	5,082,169		161,505

Loans Payable, less current portion	$8,849,265	$	---

CCB - The amount represents borrowings from a financial institution and accrues interest at 6.11%.  The borrowing matures on April 17, 2010.

Financial Institution - The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.  The loan of $660,150 is secured by a guarantee company.  The Company has pledged its plant and equipment with carrying value of $776,916 and paid a counter guarantee of $146,700 to the guarantee company.  The guarantee company charges a fee at 1.8% per annum on the loan.  The other loan of $1,202,940 is secured by the Company’s property with carrying value of $1,520,843.

Rural Cooperative - The amounts represent borrowings from the Rural Credit Cooperatives Cooperation of Jian Ou City.  The borrowing matures on December 26, 2009.

Reverse Acquisition of GPB - The amounts represent notes issued in connection with the acquisition of Green Planet Bioengineering Limited.  There were two notes issued, one for $445,613 which matures on July 22, 2010 and one for $534,736 which matures on July 22, 2011.

Acquisition of TFS - The amount represents the cash consideration due in connection with the acquisition of Trade Finance Services, Inc.  Payment is due based on the achievement of certain milestones.

Acquisition of Supreme - The amounts represent notes issued in connection with the acquisition of Supreme Discovery Group Limited.  There were two notes issued, one for $557,280 which matures on September 22, 2010 and one for $681,120 which matures on September 22, 2011.

Financial Services - The amounts represent loan term borrowings to fund the financial services activities of our financing subsidiary, Trade Finance Services, Inc.

Other - The amounts are payable to shareholder and related parties.  The amounts are interest-free, unsecured and repayable on demand.

 18.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

12.   Defined Contribution Plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.

The Company contributed $55,004 and $41,963 for the nine months ended September 30, 2009 and 2008, respectively.

13.   Related Party Transactions

Amounts due to the related parties, are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	September 30
	2009	2008
Repurchase of 440,000 common shares	$440,000	$ - - -
Proceeds paid to an entity who’s director is a shareholder	2,638	2,580
Interest expenses	- - -	28,803

	September 30, 2009	December 31, 2008
Demand loans with no interest and recorded within loans payable	22,434	14,805

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

14.   Capital Stock

The Corporation is authorized to issue 750,000,000 number of common shares with a par value of $0.01.  Each common share entitles the holder to one vote.

During the nine month period ending September 30, 2009, the Corporation had the following capital transactions:
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

 19.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

14.   Capital Stock - continued

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

In addition, the Corporation repurchased 440,000 common shares at a total cost of $440,000, which it has subsequently been cancelled.

Subsequent to the end of the period ended September 30, 2009, the Corporation completed the following transactions:
1.
issued 780,000 units for gross proceeds of $202,000, where each unit is comprised of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share at a price of $1.00 prior to October 2012; and

2.	issued 59,300 common shares for services, with a value of $8,895.

15.   Warrants

The Corporation has the following warrants issued and outstanding as at September 30, 2009:

Number of Warrants	Exercise Price	Warrant Type	Issuance Date	Expiration Date
3,000,000	$1.00	Investor	July 2009	July 30, 2012
3,800,000	1.00	Investor	September 2009	September 9, 2012
6,800,000

16.   Statutory Reserve

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

 20.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

17.   Taxation

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

b) Income Tax

The Company is subject to the taxes in the United States at tax rate of approximately 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Under Chinese income tax laws, prior to January 1, 2008, the company was subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments.  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing income tax laws.  The new standard EIT rate of 25% replaced the 33% rate (or other reduced rates previously granted by tax authorities).  The new standard rate of 25% was applied to calculate certain deferred tax benefits that are expected to be realized in future periods.

18.   Contingencies

From time to time, the Corporation may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Corporation.  As of September 30, 2009, no material claims were outstanding.

19.   Segmented Information and Major Customers

The Corporation uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Corporation’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Corporation’s reportable segments.  Accordingly, in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information”, the Corporation’s operations comprises of three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, China and the United States.

 21.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

19.   Segmented Information and Major Customers - continued

The following represents the segmented information based on geographical distribution as at September 30:

2009	Asia	North America	Total

Sales	$8,212,803	$412,372	$8,625,175
Operating profit	3,587,898	(115,171)	3,587,898

Corporate expenses, including amortization)			110,108
Interest expense			53,575
Income before income taxes and non-controlling interest			3,424,215
Assets	$37,370,385	$5,212,501	$42,582,886

2008	Asia	North America		Total

Sales	$7,501,285	$	- - -	$7,501,285
Operating profit	3,667,119		- - -	3,667,119

Corporate expenses, including amortization)				(51,757)
Interest expense				114,073
Income before income taxes and non-controlling interest				3,604,803
Assets	$30,107,702		$5,564,046	$35,671,748

The following represents the segmented information based on operating segments as of September 30;

2009	Herbal and Chemical Extracts	Organic Products	Financing	Corporate		Total
Sales	$7,929,710	$283,093	$412,372	$	- - -	$8,625,175
Operating profit	4,510,356	116,317	88,848		- - -	4,715,521

Corporate expenses, including amortization)						1,237,731
Interest expense						53,575
Income before income taxes and non-controlling interest						3,424,215
Assets	$20,510,756	$16,859,629	$5,074,917,		$137,584,	$42,582,886

 22.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(All Amounts are in United States Dollars)

19.   Segmented Information and Major Customers - continued

2008	Herbal and Chemical Extracts	Organic Products		Financing		Corporate		Total
Sales	$7,501,285	$	- - -	$	- - -	$	- - -	$7,501,285
Operating profit	3,667,119		- - -		- - -		- - -	3,667,119

Corporate expenses, including amortization)								(51,757)
Interest expense								114,073
Income before income tax and non-controlling interest								3,604,803

Assets	$16,841,811		$13,265,891		$5,533,955,		$30,091,	$35,671,748

The Company had sales to three (3) customers that exceeded 10% of revenues in the period ended September 30, 2009.  Those sales were approximately 12.8% ($1,100,000), 12.1% ($1,040,000) and 11.0% ($950,000) of revenues.  During the nine month period that ended September 30, 2008, the Company had sales to five (5) customers that exceeded 10% of revenues.  Those sales were approximately 19.3% ($1,450,000), 17.2% ($1,290,000), 17.1% (1,280,000), 16.9% (1,270,000) and 12.7% ($950,000) of revenues.

20.   Subsequent Events

On October 16, 2009, the Corporation filed articles of amendment to change its name to One Bio, Corp. from One Holdings, Corp. which also included a reduction of its authorized number of common shares to 150 million from 750 million, a stock consolidation of five old common shares for one new common share and changed the par value of its common shares to $0.001 from $0.01.  The Corporation is awaiting FINRA approval to have these implemented.

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

23.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ONE Bio, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Miami, FL, is a company utilizing green processes specialized in raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth. Prior to the acquisition of a majority equity interest in the Company by Abacus Global Investments, Corp. (“Abacus”) June 4th, 2009 Company operated a computer consulting and a commercial lawn maintenance business and was previously located in St. Petersburg, Florida. Immediately following Abacus’ acquisition the Company’s business purpose changed as outlined above.

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

24.

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

25.

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

Business Overview

ONE Bio, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Miami, FL, is a company utilizing green processes specialized in raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth.
ONE’s operations are divided into two complementary divisions that focus on producing chemical and herbal extracts and organic products utilizing green processes.

26.

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

Results of Operations and Financial Condition

As a result of the reverse acquisition transaction with Green Planet BioEngineering, Ltd. (“GPB”), discussed elsewhere in this interim report, although legally GPB was acquired by ONE, for accounting and financial reporting purposes, GPB was considered the accounting acquirer and therefore ONE is considered to be a continuation of GPB.  Our two other acquisitions that occurred during the current quarter, Trade Finance Solutions (“TFS”) and United Green Technology, Inc. (“UGTI”) were accounted for as purchases.  Accordingly, the information reported in our interim consolidated financial statements and in the following discussion and analysis of our operating results for the three and nine months ending September 30, 2009 compared to the corresponding periods in 2008, include the operating results of GBP for the periods presented consolidated with the operating results of TFS and UGTI from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively.   Please refer to Note 8 in the notes to our interim consolidated financial statements and to the Forms 8K filed for each acquisition, for more detailed discussions of these transactions.

27.

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

28.

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

29.

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

30.

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

Liquidity and Capital Resources

We had working capital of $13,316,891 at September 30, 2009.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable for the nine months ended September 30, 2099 and the years ended December 31, 2008 and 2007,  our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product lines will require substantial capital which we may not be able to satisfy solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. However, to fund continued expansion of our product line and extend our reach to broader markets, including international markets, and to acquire additional subsidiaries, we may rely on bank borrowing, if available, and the sale of securities.

During the nine months ended September 30, 2009, the Company funded its acquisition strategy through share exchanges and debt.  It executed acquisitions at a total value of $32.4 million, which was paid for by the issuance of $40.4 million shares valued at $27.2 million along with $5.2 million in debt.

Financial Position

Total Assets - Our total assets increased $29,726,313 or 176.6% to $46,559,147 as of September 30, 2009 from $16,832,834 as of December 31, 2008 primarily as a result of assets acquired through our acquisitions.

31.

Land Use Rights – Land use rights represent the license or lease to use available land in the PRC.  The Company utilizes a portion of its land use rights for its China offices and production facilities and for the agricultural production of its basic raw materials.  Land use rights increased $7,171,277 or 91.5% to $15,012,491 at September 30, 2009.  The increase was the result of the Company placing $1.6 million of cash on deposit to secure more favorable rights.  In addition, the Company acquired $5.5 million of additional land use rights through one of its acquisition.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Nine Months September 30, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2009 of $155,925. Net cash used reflects adjusted net income for the period ended of approximately $2,390,722, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation, amortization and minority interest.  Net cash used also reflects $2,546,647 of cash used to support net changes in working capital items, which included:

●	a $127,127 decrease in accounts receivable as a result of the normal timing of shipping activities and is not considered a significant fluctuation on a $10,608,627 accounts receivable balance ;

●	a $44,329 increase in inventory costs due to the increase in raw materials and bulk materials for expanding production;

●	a $756,485 increase in loans receivable:

●	a $1,866,664 increase in prepaid expenses;

●	a $52,062 decrease in accounts payable which is not considered a significant fluctuation, and

●	a $45,766 increase in deferred revenue do to fluctuations in the timing of shipments.

Cash Flows used in Investing Activities

Our investing activities used $2,242,225 in net cash during the nine months ended September 30, 2009. Net cash used is composed of a $1,614,828 in the purchase of additional land use rights to expand operations.  We also invested an additional $458,797 in our proprietary process technology and potential products and we purchased $168,600 in additional equipment to expand our capacity.

Cash Flows from Financing Activities

Our financing activities provided net cash of $2,362,295 for the nine months ended September 30, 2009. We raised $1,020,600 through the sale of our common stock and borrowed an additional $1,781,532 to support our expanding operations.  We also repurchased and cancelled $440,000 of our common stock.

32.

Foreign Currency Translation

The Company’s operating entities, Sanming Huajian Bio-Engineering Co., Ltd. and Jianou Lujian Foodstuff, Co. maintain their financial records in the functional currency of the People’s Republic of China, which is the “Renminbi” (RMB), the currency of the primary economic environment in which the entities operate.  For financial reporting purposes, the financial statements are prepared using the functional currency RMB, which have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	9/30/2009	9/30/2008
Fiscal period/year end RMB: US$ exchange rate	6.82	6.84
Average period/yearly RMB: US$ exchange rate	6.82	7.05

The RMB: US$ exchange rate as of December 31, 2008 was 6.85.

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

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

33.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

34.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements
Our financial statements include consolidated majority owned subsidiaries and consolidated VIE’s of which we are the primary beneficiary.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

35.

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

36.

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

37.

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

ONE Bio, CORP.

Date: December 18, 2009	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: December 18, 2009	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer

38.