Form 10-K
period 2009-12-31
ONE Bio, Corp.
filed 2010-03-30
CIK 1372267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number 333-136643

ONE BIO, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20900 NE 30th Avenue, Suite 842 Aventura Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

(305) 704-3174
(Registrant’s Telephone Number, Including Area Code)

8525 NW 53rd Ter Suite 101, Doral, Florida 33166
Former Name and Address

Securities registered under Section 12(b) of the Act:                NONE

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

The aggregate market value of the registrants voting and Non-Voting common equity held by non-affiliates as of June 30, 2009 was approximately $7,875,000.

The number of shares of common stock outstanding as of March 24, 2010 was 29,997,204.

2

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I

Item 1.      Description of Business

Business

ONE Bio, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Aventura, FL, is an innovative company utilizing green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on capitalizing on the rapidly growing markets of the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth.

Our History

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

Pursuant to the Supreme Agreement, at the closing, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to the Company’s wholly-owned subsidiary UGTI in exchange for (i) cash, (ii) shares of the Company’s common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  The Company thereby acquired through UGTI ownership of all of the outstanding stock of Supreme which owns 100% ownership of JLF WFOE. As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of the Company’s stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Supreme Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement. JLF is an award winning green-technology bioengineering company that specializes in the production of organic products and fertilizers based on bamboo. JLF holds bamboo land contracts in Fujian Province, one of China’s largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certification from China (HACCP), Japan (JAS) and Europe (ESFA). JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution including the development of organic fertilizers from bamboo skins to eliminate waste.

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

On November 3, 2009, the Company and UGTI cancelled and replaced the UGTI Preferred Stock Purchase Agreement and entered into a Share Purchase Agreement (the “UGTI Share Purchase Agreement”).  Pursuant to the UGTI Share Purchase Agreement we agreed to purchase from UGTI and UGTI agreed to sell to us 10,000 shares of UGTI Common Stock in consideration for a cash payment of $1,200,000 which is payable $180,000 on May 10, 2010 and $1,020,000 on November 10, 2010.  As a result of the foregoing UGTI transactions, the Company is now 98% shareholder of UGTI.

On  November 11, 2009, the Company filed an application to list its common stock on the NASDAQ Capital Market. The Company believes it currently fulfills or will shortly meet  all  applicable  NASDAQ  Capital Market listing requirements. The Company’s listing application is  subject  to review and approval by NASDAQ’s Listing  Qualifications Department for compliance with all NASDAQ Capital Market standards.

Business Overview

ONE Bio, Corp. headquartered in Aventura, FL, is an award winning, innovative bio-engineering company that utilizes green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products.  We are focused on capitalizing on the rapidly growing markets of the Asia-Pacific region.  Our key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages.  Our growth plan targets an aggressive acquisition driven strategy supported by organic growth of our operating units.  Through ONE Bio, smaller private companies that we acquire are provided access to capital, experienced management and strategic insight. We strive to build synergies among all of our subsidiaries.  We work with each subsidiary to promote organic and acquisition driven growth.  We are committed to becoming a leader in bioengineering utilizing green processes, combining our experience in producing our award winning chemical and herbal extract products with proven North American managerial expertise.

We are headquartered in Aventura, FL, USA; however, our primary operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of China.  Our operations are currently focused on the Asia-Pacific Region which currently generates approximately 95% of our revenue.

Operational Summary

Our operations are divided into two principal complementary business units that focus on producing chemical and herbal extracts (our “CHE” business unit) and organic products utilizing green processes (our “OP” business unit).

We also have an internal financing arm that assists and supports the growth of our core bioengineering business units.  We believe our internal financing arm provides us an excellent opportunity beyond funding our core operations to also provide purchase order financing to third-party clients that purchase products from our subsidiaries.  In this arrangement, our internal financing arm can insert itself into the collection process, expediting cash flow and debt repayment for all parties ultimately driving our growth rate.

Green Planet and our CHE operating division

Our CHE business unit operates under the umbrella of our subsidiary Green Planet Bioengineering, Co., Ltd. (“GP”) which contractually controls and operates Sanming Huajian Bio-Engineering Co., Ltd. (“Sanming”).  Sanming is the principle operating enterprise of this business unit and is located in and organized under the laws the Peoples’ Republic of China (“PRC”).

Sanming is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing extractions from tobacco leaves. Sanming’s position in the bioengineering industry comes from its research and development which utilizes patented methods to create downstream products ranging from plant indigenous medicine and pharmaceutical intermediates to eco-friendly products. Since 2007, Sanming has developed a variety of natural organic products using tobacco leaves.

Our CHE unit produces chemical and herbal extracts for use in a wide range of health and wellness products.  Utilizing green technology and proprietary processes, this unit extracts health supplements, fertilizers, and pesticides from waste tobacco. Our chemical extraction processes from tobacco leaves and delivers high purity Solanesol (98%) which can be further extracted into CoenzymeQ10 (“CoQ10”). The discarded tobacco leaves are further extracted to produce organic fertilizers both powdered and particulate and thereby substantially eliminates waste in the process.  Our CHE unit also extracts from a variety of plants Resveratrol and 5-HTP, which are key components in many consumer health and wellness products.

We distribute our CHE products through established independent third party distributors who enter into long term distribution agreements with us.  Our distributors are focused on the bio-health industry and raw chemical intermediates industry.  This permits use to more accurately forecast sales and required production.  In addition, feedback from our distributors provides us with good visibility on changes in consumer demand.  In addition, we have established distribution channels, such as universities and hospital research centers, through referrals obtained from the support of local government in some provinces.

UGTI and our OP operating division

Our OP business unit operates under the umbrella of our subsidiary united Green Technology Inc. (“UGTI”) which contractually controls and operates Jianou Lujian Foodstuff Co. (“JLF”).  JLF is the principle operating enterprise of this business unit and is located in and organized under the laws of the PRC.

JLF is an award-winning green-technology enterprise that specializes in the production of organic products and fertilizers based on bamboo. JLF was also one of the first companies in China to formulate a “zero-to-zero” process starting from cultivation to distribution, and taking it further by developing organic fertilizers from bamboo skins and thereby substantially eliminates waste in the process. JLF concentrates on processing bamboo shoots and bamboos which it sells domestically in China and exports to other countries.

Our OP unit manufactures a variety of consumer and commercial-use health and energy drinks, organic food products and fertilizers primarily based on bamboo. Organic food products based on bamboo are low in saturated fat, cholesterol and sodium yet high in dietary fiber, vitamin C, potassium, zinc, and numerous other nutrients, making bamboo shoots popular for weight loss and maintaining a healthy lifestyle.  Also, the Moso bamboo leaf extract, which contains soluble and insoluble fiber and antioxidants, is used to make a caffeine-free energy drink or is infused into white rice creating green bamboo rice with health benefits.  Our OP unit also uses bamboo skins to produce organic fertilizers, thereby substantially eliminating waste in the process.

Presently, JLF operates production lines to produce both 18L boiled bamboo shoot cans and boiled vegetable cans. The production capacity in 2008 reached 20,000 tons, an annual output value of RMB 120,000,000.00. This includes the production of 50 kinds of products, such as 18L boiled bamboo shoot cans, boiled bamboo shoot cans with vacuum packing, boiled mixed vegetables, boiled seasoned vegetables and Kamameshi (a Japanese rice dish), with a quality rating that meets national and international standards.  The boiled bamboo shoots and mixed vegetables account for the majority of the products sold with approximately 80% of all products sold domestically and approximately 20% exported to other countries such as Japan, Southeast Asia, Europe and North America.

We distribute our OP products directly to large supermarket chains (such as Kobe Bussan in Japan), hotels, hospitals and restaurants.  We also distribute our products through a network of independent third party distributors who enter into long term distribution agreements with us.

In order to harvest the benefits of integrating growing and profitable Chinese operating enterprises with the management and financial techniques available to North American enterprises, we adhere to a “Yin-Yang” management strategy based on the Chinese Philosophy of “Correlative Thinking”.   The core components of this approach are: constructing a strong, balanced team; addressing the needs of investors; and realizing the importance of diversity.

In practical terms, our strategy is to combine the manufacturing expertise and work ethic of the Eastern world with the investment experience and management skills of the best North American companies.   Our team in China works together with our North American management to grow our core business, and provide transparency with an emphasis on risk management and internal controls.

Market Analysis

Focus on Asia-Pacific Region
China’s economic recovery continued to strengthen in the second half of 2009. China has reported that its GDP growth accelerated to 8.9% year-over-year in the third quarter and 10.7% year-over-year in the fourth quarter, up from 6.1% and 7.9% in the first two quarters. For the full year 2009, GDP growth was 8.7% year-over-year, compared to 9.8% in 2008 and 11.4% in 2007.  This continued strength in China is evidenced by, among other things, significant growth in retail sales as well as urban fixed-asset investment.  Despite the global economic downturn, China’s economic growth continues to outpace the rest of the world.  In a BBC news article published Friday, November 13, 2009, BBC News noted “This is an astonishing performance considering that China’s major export markets have dried up.  Why has it happened? Mainly because of the stimulus package and the accompanying rise in short-term credit (China, unlike the rest of the world, has not experienced a credit crunch).”

Our product lines and strategic focus are designed to capitalize on this growth.  At the same time, many small businesses in Asia-Pacific continue to be undervalued, providing significant opportunities for us to accretively acquire companies that complement our business strategy.  Smaller and mid-size Asian companies, partially due to numerous listing requirements in Asia, recognize the value of combining with us and as such, these target companies can be acquired at more reasonable prices.  On the cost side, traditionally lower labor costs in the Asia-Pacific Region contribute to higher profit margins, while still maintaining very high product quality standards.

China’s Expanding Organic Products Industry

Li Debo, deputy-director of the Organic Food Research Centre under the State Environmental Protection Agency, reported in 2006 that ‘‘There was virtually no domestic market for organic products in the early 1990s.  But now big cities like Beijing and Shanghai have many specialized shops for organic food, selling vegetables, tea, rice, honey and fruits.” An estimated two million hectares of farmland are under organic cultivation, while some 1,400 companies and farms have been certified organic. Exports are the main driving engine behind the sector’s growth. Chinese organic products are exported mostly to Europe where they dominate the supply of pumpkin, sunflower seeds, and kidney and black beans. The U.S. and Japan are also major buyers of Chinese organic products.

With the rapid development of living standards in China and the Asia-Pacific Region in recent years, organic agriculture and the market for organic foods in China and the Asia-Pacific Region are developing at a rate of 30% per annum.  In 2005, China introduced the China National Organic Product Standard and The Rule on Implementation of Organic Products Certification which covers production certification and imports of organic food products.  By the end of 2007, China became the second largest area of certified organic cultivation land (4.10 million hectares), producing about 30 categories and more than 500 species of organic products.  Due to the advantages of abundant resources, market demand, government support and promotion of health benefits, we believe that China’s organic food industry will continue to experience strong growth in the future.

Strengths for Success

We have assembled a combination of complementary strengths that we believe will enable us to successfully implement our accretive acquisition and organic growth strategies and capitalize on the large and growing markets for our nutraceutical and organic products.

●	Rapid and Sustainable Growth Strategy

We believe that our growth strategy allows us to focus our resources to capitalize on opportunities.  By first focusing on accretive and synergistic acquisitions, we believe that we will accelerate our expansion beyond what would be achieved through a pure organic growth strategy.  Once substantial mass is achieved, we then intend to integrate the acquisitions to improve profitability, achieve production and technology synergies, capitalize on efficiencies of scale and expand our product portfolio, distribution channels and customer base.  We believe that this strategy will increase our product diversification, reduce our business risks and increase our accretive opportunities.

●	Established Platform for Organic Growth

We are a vertically integrated company with our own agricultural lands, research and development, proprietary manufacturing processes and distribution channels. Our operating companies are profitable and have established branded products and experienced management teams.  We believe that these capabilities position us for organic growth in our product offerings and will serve as a template for successfully integrating additional acquisitions.

●	Research and Development Team with Ability to Identify Commercially Viable Products

Led by our Chief scientist, Dr. Jian Ming Chan, we have assembled what we believe to be a skilled and experienced research and development team that includes engineers, chemists, doctorates and adjunct professors.  In addition to possessing a multi-discipline background, our research and development team has affiliations with several prominent research universities in China, including the Fudan University.  Our team has leveraged these relationships and their own skills to produce, among other things, our proprietary extraction process, which affords us a production cost advantage, and our “zero-to-zero” green production process, which is favored by government authorities.  An essential component of our growth strategy is to expand our product offerings through both acquisition and organic growth.  We look to our research and development team to continue to provide the new products and innovative production techniques that will fuel our continued organic growth and provide us with a competitive advantage.

●	Experienced Managers with the Ability to Identify and Integrate Acquisitions

We have assembled a team with significant successful mergers and acquisition experience.  Our CEO, Marius Silvasan, is a senior executive with over 17 years of experience in business development, mergers and acquisitions, strategic alliances, marketing, sales and finance.  Our Chairman, Michael Weingarten, is a seasoned executive and entrepreneur with over 30 years of experience in managing companies from early stage of development to more seasoned corporations worldwide.  Mr. Weingarten also has extensive experience in mergers and acquisitions, having participated in over 40 such transactions throughout his career.  We believe that that our North American management team positions us properly to participate in the consolidation of our industries.

●	Seasoned Managers with the Ability to Create and Sustain Operating Success

Our China operations team, which includes sales, marketing and production personnel, is led by Min Zhao and Jin Rong Tang.  Mr. Zhao has over 20 years of business experience at a number of successful companies where he served in senior positions ranging from general manager to chairman.  Mr. Tang was selected as one of the Top Ten Most Outstanding Young Entrepreneurs in 2009 and serves as the Executive Vice President of Fujian Bamboo Association as well as the President of Nanping Association of Young Entrepreneurs.  Under their direction, our operating business units have achieved and sustained profitability.  We believe that these individuals and their respective teams are well-positioned to execute our growth plans.

●	Create Win-Win Relationships for Participants

We believe that our strategy provides us with an excellent opportunity to participate in the growth of China and the entire Asia-Pacific Region.  To our acquisition targets, we believe that we offer owners of smaller private companies the opportunity to diversify their investment by being part of a larger multi-faceted public company and at the same time provide access to capital that would not be available to them otherwise.  To the Chinese government, we offer a “zero-to-zero” green process, which minimizes waste.  To our customers, we offer safe, high-quality, organic products.  To our research partners, we offer practical implementation of innovative technology, and to our suppliers, we offer a stable well-managed growth partner.

Our Growth Strategies

We believe that a focused acquisition strategy for the next eight to ten quarters will allow us to grow at an accelerated, controlled, accretive pace.  Subsequently, we intend to put greater focus on organic growth, consolidation and integration of redundant labor, plant and equipment.

We believe that there are compelling opportunities to acquire target companies in the region at attractive multiples.  The acquisition targets we seek are profitable and well-run companies whose potential is constrained due to lack of access to capital from financial markets.  We provide that access along with the added benefit of our management expertise and strategic direction.  We intend to achieve scale by acquiring companies or assets that have one or more of the following characteristics:

1.	An established customer base

2.	Existing plant and equipment

3.	Excess production capacity

4.	Attractive and complementary product portfolio

5.	Vertical or horizontal integration synergy

6.	Innovative patents and or technology

7.	Processes or products with scalability

8.	Established complementary distribution channels

We also believe that management expertise is an essential ingredient to achieving scale, both organically and by acquisition.  To execute this strategy, we have brought together both the financial and transactional expertise to identify and acquire accretive and synergistic targets and the operational expertise to effectively integrate operations and profitably expand business or product lines.  We believe our management and operations teams combine the operational expertise and work ethics of the Asia-Pacific Region with the managerial, financial, and transactional skills of North America.  Our CHE and OP business units will principally execute and manage our organic growth strategies.

CHE Organic Growth Strategy

Our CHE unit’s principal revenue producing activity involves the extraction of Solanesol from the remains of tobacco leaves.  Our CHE unit intends to purchase additional tracts of tobacco leaf land and has the contractual relationships necessary to receive tobacco leaves from tobacco companies on an ongoing basis.  This unit also has an established relationship with the Chinese government to negotiate additional tobacco leaf contracts necessary to support the organic growth rate of the Chemical Extract Division.  This relationship, coupled with our ability to make fertilizer out of the rest of the used tobacco leaves after the Nicotine Sulphate and Solanesol have been extracted, gives the Chinese government the comfort that such used tobacco leaves will not be reused into low-grade cigarettes and that the process results in little waste.  Further, by making organic fertilizer from tobacco leaf waste, our CHE unit also generates additional revenue from a waste product.

Our chemical extract division has a patented approximately 98% dual extraction process that allows our CHE unit to remove Solanesol from the remains of tobacco leaves in a cost effective way.  Our Japanese competitors extract only approximately 30% of tobacco leaf waste.  Our CHE unit has the expertise, ability and market demand to expand its manufacturing capacity and to vertically integrate the chemical extract subsidiary.  With a portion of the capital raised from the proceeds from this offering, we intend to invest in increasing our manufacturing capacity to a level adequate to support the CHE unit’s planned organic growth.  As part of our vertical growth strategy, we also intend to manufacture CoQ10, which is one of the finished products produced from the chemical extract Solanesol.

We intend to expand our CHE distribution sales channels and geographic sales areas horizontally to include Europe, Asia-Pacific nations and the USA.  Our entry into the US and European markets will follow the launch of our finished or “end user” over-the-counter products.

OP Organic Growth Strategy

Our OP unit’s principal revenue producing activity involves the production of organic food products primarily from bamboo. This unit continues to purchase access to land for its bamboo cultivation as part of its vertical integration and organic growth strategy.  At present, our OP unit has approximately 35% of its land access available for growth opportunities.  We believe this unit is the 3rd largest bamboo cultivation business in all of China.  We intend to continue to grow our capacity to cultivate bamboo and organic products.  Furthermore, we intend to develop our own products for distribution over the next 4 quarters rather than distribute raw materials to the channel.

Our management has also identified several key strategic areas as targeted opportunities for horizontal expansion both in China and abroad.  This unit already distributes its products in Japan, China and Europe.  It will continue to expand in these geographic areas as well as the United States over the next 3 quarters.  The expansion in China is also well under way and domestic markets with strong product expansion potential have been identified.  Additionally, key entry points have been attained in Japan and exports of products are poised for growth.  The further expansion into Europe and the United States is progressing through the identification of distribution channels, but we believe will progress more slowly than the Asia-Pacific Region because of the required approval and qualification of our products by targeted countries.  We are currently in the process of obtaining certification from the FDA.  In conjunction with the expanded sales and distribution initiative, our OP unit is also in frequent contact and discussion with both the local and Federal PRC government to obtain additional land lease rights for rich bamboo.  The OP unit has been very successful in procuring these rights and expects this to continue, resulting in increased production capacity and allowing for expansion of the product lines.

Recruitment and qualification of distributors within the targeted regions has been implemented and the process is ongoing.  Distributors catering to organic food retailers and health stores are our primary targets. The existing distribution in each region is assessed and our OP division makes the decision to either engage distributors or to sign direct distribution agreements with the retailers to reach its target market.  We believe that mix of both strategies can be implemented within a targeted region.

Intellectual Property

The following table is a list of our current Patents issued by the People’s Republic of China:

Patent Name	Application No.	Designer	Application date	Valid until	Owner of patent
Synchronization and high efficiency process of Solanesol and Nicotine Sulphate	200610069846.6	Min Zhao, Chen Yanmei, Liu Caiqing	2006.8.11	2026.8.11	Sanming Huajian Bioengineering Co., Ltd.
A Method of Eliminating Plum bum Products with Basic liquid of zymogene mung bean	200710009735.0	Lin Xuanxian, Chen Jianmin, Chen Yanmei	2007.11.01	2027.11.01	Sanming Huajian Bioengineering Co., Ltd.

Note- The patent of “Solanesol-clean extraction method” is exclusively owned by Fudan University.  However, we have obtained the right to use this technology patent until July 27, 2010, according to the statements of Article 3, Section 1 in “Technology Development Contract “which was entered into on July 28, 2005 between Fudan University and Sanming Huajian  and which is attached hereto as an exhibit.

Since August 11, 2006, we have been designing the “synchronization and high efficiency process of Solanesol and Nicotine Sulphate” and applied for the patent ownership and have used it in the production process.

Trademarks

The following table is a list of our current trademarks issued by the People’s Republic of China:

Trademark	Certificate No.	Date	Expiry	Category	Owner
Paiqianshu	4322405	2007.4.20	2017.4.20	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.

Jimai QQ	4322404 (Application #)		10 years from issuance of certificate	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.

Jimai QQ	545649 (Application #)		10 years from issuance of certificate	No.1 Fertilizer, chemical products	Sanming Huajian Bioengineering Co., Ltd.

Jinliang	4538612 (Application #)		10 years from issuance of certificate	No.3 Cosmetic, household and personal care chemicals, etc.	Sanming Huajian Bioengineering Co., Ltd.
PURESOLAN	6869795 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio- Engineering, Co., Ltd
GREENPLANET	6871472 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio- Engineering, Co., Ltd

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the PRC trademark law, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.  In addition to trademark and patent protection law in China, we also rely on contractual provisions to protect our intellectual property rights and brand.

Need For Government Approval

None

Employees

The Company had approximately 344 full time employees as of February 1, 2010.  Of these employees, approximately 15 worked in top management positions, approximately 19 worked in sales, approximately 19 worked in research and development and approximately 26 worked in administration, 12 worked in finance, 54 in procurement/logistics/warehousing and 199 worked in manufacturing.  We also hire between 20 and 40 seasonal /part time employees each year.

The Company entered into employment agreements with our management employees containing customary confidentiality and non-competition covenants which prohibit the employee from disclosing confidential information and from engaging in activities that compete with our business during his or her employment with us and, for an upon period after the termination of the employee’s employment with us.

Item 1A                      Risk Factors

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially and adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See “Special Note Regarding Forward-Looking Information.”

We have a limited operating history.

 We have a relatively limited operating history. Sanming Bioengineering and JLF, our controlled PRC operating entities and TFS through which we currently operate our business, commenced operations in April 2004, September 2002, and March 2006,  respectively.  All three entities were profitable for 2007, 2008 and 2009.  The foregoing notwithstanding, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the bioengineering industry in China and the Asia-Pacific region.  Some of these risks and uncertainties relate to our ability to:

☐	offer new and innovative products to attract and retain a larger customer base;

☐	attract additional customers and increase spending per customer;

☐	increase awareness of our products and brands and continue to develop user and customer loyalty;

☐	raise sufficient capital to sustain and expand our business;

☐	maintain effective control of our costs and expenses;

☐	respond to changes in our regulatory environment;

☐	respond to competitive market conditions;

☐	manage risks associated with intellectual property rights;

☐	to properly integrate any business acquisition;

☐	attract, retain and motivate qualified personnel; and

☐	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We will continue to encounter risks and difficulties in implementing our business model.

We believe that our business model will allow us to become a leader in developing and producing chemical and herbal extracts and natural supplements and organic products for the health and wellness and organic products industries in which we operate. However, we can not assure you that our business model will be effective. We are susceptible to risks, including the failure to increase awareness of our products, protect our reputation and develop customer loyalty, the inability to manage our expanding operations, the failure to maintain adequate control of our expenses, and the inability to anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics. If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Quarterly operating results may fluctuate.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the price of  raw material which directly affect the price of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The nutritional over-the-counter drugs and organic products industries are becoming increasingly competitive. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. The principal elements of competition in the nutritional over the counter products and organic products industry are, in our opinion, pricing, product availability and quality. In order to succeed in the nutritional over the counter products and organic products industry, we must be competitive in our pricing, product availability and quality. If we fail to do so, we will not be able to compete effectively and will lose market share. In such case we may be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the increased cost of raw materials, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it may be necessary for us to finance and manage expansion in an orderly fashion.  In addition, we may face challenges in managing expanding product offerings.  Such circumstances will increase demands on our existing management and facilities.  Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

We may not be able to successfully implement our strategy of acquiring desired target companies or to obtain financing needed to complete the acquisition of target companies.

One of our strategies is to grow through the acquisition of profitable, well-run companies whose businesses are synergistic with our core business.  We may encounter substantial competition in connection with our efforts to complete such acquisitions which in turn could increase the cost of such acquisitions.  If we are unable to negotiate and close such acquisitions on terms acceptable to us, our anticipated growth may not occur as contemplated or may require us to pay more for a target company which could adversely affect the profitability of such acquired company and negatively affect our results of operations.  Additionally our ability to successfully acquire a desired target company may depend upon our ability to obtain funding for any such acquisition and no assurances can be given that we will be able to obtain such financing, if needed, on terms acceptable to us.

We may not be able to effectively integrate acquired target companies or attain economies of scale.

If we are successful in acquiring desired target companies, we will need to integrate such acquisitions with our existing core business.  Failure to effectively integrate the acquisitions of target companies could adversely affect our core business, prevent us from realizing the benefits of economies of scale, or adversely affect our ability to successfully acquire other target companies and thereby adversely impact our growth strategy.

We depend on a few suppliers for a significant portion of our principal raw materials for our CHE business unit and we grow the raw materials for our OP business unit.  Interruptions of production at our key suppliers or at our own facilities may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use for our CHE business unit.   We typically enter into ten year (extendable), fixed price agreements with our raw materials suppliers.  We are not dependent on any of our suppliers for the raw materials used by our CHE business unit.  Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales of our CHE products.  Also, we grow the raw materials for our OP business unit and accordingly any problems with our bamboo crop could disrupt production or impact our ability in increase production and sales of our OP products.  If we experience disruptions in our obtaining supplies for either our CHE business unit or our OP business unit, we will need to identify and access alternative sources for such supplies which may in turn increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. We seek to mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices daily to reflect changes in raw material prices, as is customary in the industry.  We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

Increases in raw materials prices will increase our need for working capital.

If the prices of raw materials were to increase, our working capital requirements may increase as well. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Increases in raw materials prices may increase credit and default risk with respect to our customers.

Increases in the price of our products, if raw material prices were to rise and be passed on to our customers, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse affect on the timing and amount of payment on our accounts receivable, which would in turn, negatively affect our results of operations.

If the nutritional, over-the-counter products and organic products industries do not grow or grow at a slower speed than we project, our sales and profitability may be materially adversely affected.

We currently derive most of our profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the nutritional, over-the-counter products and organic products industries in China and the Asia-Pacific Region. Although China’s nutritional, over-the-counter products and organic products industries have grown rapidly in the past, they may not continue to grow at the same growth rate or at all in the future. Any reduced demand for our products, any downturn or other adverse changes in China’s nutritional, over-the-counter products and organic products or related industries could severely impact the profitability of our business.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations.  Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Adverse publicity associated with our company or our products or similar products manufactured by our competitors could have a material adverse effect on our results of operations.

Over the past several years, there have been various incidents reported and publicized regarding the safety and efficacy of products produced in China and the production in China of counterfeit products.  Because our products include health supplements, energy drinks, organic food products as well as fertilizers and pesticides and products that are used in the manufacture of health supplements, energy drinks, organic food products, fertilizers and pesticides, we are highly dependent upon market perceptions of the safety and quality of our products.  Concerns over the safety of biopharmaceutical and bioengineering products manufactured in China could have an adverse effect on the sale of such products, including products manufactured by us.

We could be adversely affected if any of our products or any similar products manufactured by other companies prove to be, or are alleged to be, unsafe or harmful to humans or to the environment.  Any negative publicity associated with the safety, adverse effects or efficacy resulting from the use or misuse of our products or any similar products manufactured by other companies could also have a material adverse impact on our results of operations. We have not, to date, experienced any significant quality control or safety problems. If in the future we become involved in incidents of the type described above, such problems could severely and adversely impact our product sales and reputation.

Key employees are essential to growing our business.

We are dependent on the services of Mr. Silvasan our CEO, Mr. Neely our CFO, Ms. Chan our Senior VP China, Mr. Min Zhao, our CHE division’s president and Mr. Jinrong Tang, our OP division’s president to grow our business.    Each of Mr. Min Zhao and Mr. Jinrong Tang has established relationships within the industries in which we operate. Each of these key employees have agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination.  The loss of the services of any of these executives could materially harm our business because of the cost and time necessary to recruit and train a replacement and to re-established relationships within the industries in which we operate.  Such a loss would also divert management’s attention away from operational matters.  None of our key executives have indicated to us that they intend to leave or resign from our company in the near future.  Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees.  If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.  Historically, we have not experienced problems in attracting key employees and management personnel and should we need to replace one of our key employees or bring on additional executives and employees, we don not anticipate that we will encounter problems in doing so because China has a large pool of qualified executive level professionals and skilled employees from which we can acquire such talent.

We may need additional financing, which may not be available on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of acquisition and development activities, underestimates of budget items, unanticipated expenses or capital expenditures, overestimates of revenues, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

If we fail to adequately protect or enforce our intellectual property rights, or to secure rights to patents of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have two patents and six trademarks that have been issued in the PRC.  Our patents cover our proprietary production process used in our CHE Business unit to produce Solanesol, CO-enzyme Q10, Resveratrol, 5-HTP, organic fertilizer, and potential future products.  However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent any proprietary technology we own. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

Our success will also depend on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe on the proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether it wins or loses.  All of the above could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights.  However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement.  Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We have limited business insurance coverage in China.

Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability, loss of data or disruption insurance coverage for our operations. Any business disruption, litigation or natural disaster might cause us to incur substantial costs or divert our resources. In addition, we do not carry insurance with respect to certain risks, including product liability insurance. As a result, any product liability or other claims may materially adversely affect our business, financial condition and results of operations. Furthermore, we may need to stop selling products that result in product liability claims, which could negatively affect the range of products that we offer and the size of our customer base.  However, we do maintain insurance on our facilities in Jianou which covers a loan made to us for the construction of these facilities.  The beneficiary of the policy is China Construction Bank Jianou Sub-branch (our construction lender) for US$711,850.  The policy has a maximum deductible amount of US$293 and is renewable annually on April 17.  The policy does not cover damages caused by flood with water level below 100 meters.

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

As of February 1, 2010, our principal stockholders and their affiliated entities own approximately 70% of our outstanding common stock, representing approximately 70% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Our management with the participation of our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decision regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, which refers to the process designed by, or under the supervision of, our CFO and effected by our Board of Directors, manage and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  As of December 31, 2009, our management evaluated the effectiveness of our internal control over financial reporting and concluded that at December 31, 2009, there was a material weakness in internal control over financial reporting, which related to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes and financial data provided by us to our independent accounting firm.  Management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented by us are materially correct.  Our lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports completed by our CFO are reviewed by our CEO for reasonableness and all unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented.

We have implemented internal financial controls and external reporting systems that we believe meet the requirements of the Sarbanes-Oxley Act of 2002.  However, we cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to comply with Sarbanes-Oxley and meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information.

Risks Associated With Doing Business In China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Substantially all of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government and it is possible that the PRC government could adopt material changes to their policies regarding foreign participation in businesses operating in the PRC, which could have a material and adverse effect on our business and could even cause us to lose all of our assets and operations in China.

We conduct our business primarily through our contractually controlled, affiliated PRC operating entities.  Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a socialist market economy and policies have been implemented to allow business enterprises greater autonomy in their operations.  We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises (“WFOE”s).  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, import and export tariffs, the imposition of additional restrictions on currency conversion and remittances abroad, foreign investment and regulations relating to raw materials, environmental regulations, land use rights, property and other matters.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.  Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, there is no assurance that the Chinese government will continue to pursue the current economic reform policies, or that it will not significantly alter these policies from time to time without notice and the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our Company as an investment, which may in turn result in a decline in the trading price of our common stock.  Further, we cannot assure you that the PRC government will not alter its polices to further restrict foreign participation in businesses operating in the PRC or even cause us to lose all of our assets and operations in the PRC.

Additionally, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until some time after the violation.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We cannot assure you that the current Chinese policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in China.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

●	the Chinese government will continue its pursuit of economic reform policies;

●	the economic policies, even if pursued, will be successful;
●	economic policies will not be significantly altered from time to time; or
●	business operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China (as well as other Asia-Pacific countries), any change in Chinese government policy could materially adversely affect our ability to continue to implement our business model. China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

The Chinese government exerts substantial influence over the manner in which our Chinese subsidiaries must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to divest ourselves of any interest we then hold in our PRC subsidiaries.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. We may not have ready access to cash on deposit in banks in the PRC.

Because a substantial portion of our revenues are in the form of Renminbi (“RMB”), the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain.  No assurances can be given that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have uncertain value as precedent, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises and its regulations and policies with respect to foreign investments are evolving.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.

Definitive regulations and policies with respect to many of such matters have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries and affiliated entities include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations in China. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our contracts in China omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections. While we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection could divert management’s time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.  Additionally the lack of a well developed body of laws and the uncertain value of decided legal cases a precedent could, if a dispute were to arise, impact the enforceability of such contracts.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, (the “CSRC”), for this offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties for this offering.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for this offering, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the common stock offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to transactions such as this offering.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

Our conduct of our business primarily through contractually controlled, third party PRC operating entities and our control of the day-to-day operations of such third party PRC entities pursuant to contracts in order to comply with Chinese law may not be as effective as conducting business through direct equity ownership of such PRC entities and uncertainties with respect to the PRC legal system could materially and adversely affect us.

We conduct our business primarily through our subsidiaries and affiliated entities in China. PRC laws and regulations govern our operations in China.  Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises.  Although members of our executive management team and our shareholders include the executive officers and owners of our contractually controlled PRC operating entities, because we do not directly own our affiliated PRC operating entities, we may encounter problems enforcing our rights to control the business affairs and day-to-day operations of such entities.  If we find it necessary to take legal action in China to enforce our rights under our contracts with the PRC operating entities, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value.  Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.  Accordingly, notwithstanding our contractual control over our affiliated PRC entities, such control may not be as effective as if we conducted our business through direct equity owned PRC entities.

Uncertainty as to the enforceability of our agreements through which we control our third party PRC operating entities and their day-to-day operations.

We entered into agreements with our third party PRC operating entities which provide us with the contractual control over the business affairs and the day-to-day operations of such businesses as a means to comply with PRC restrictions relating to foreign investment in PRC entities.  Our PRC counsel, DeHeng Law Offices (Bejing), has advised us that such agreements are enforceable and in compliance with PRC laws.  Based on such advice, we did not seek PRC government approval of regarding our relationships with or agreements with our PRC operating entities.  Due to the uncertainties and inconsistencies of the applications and interpretations of the PRC laws and regulations and the limited precedential value of prior court decisions in the PRC legal system, we cannot assure you that we will be able to enforce our rights under our agreements with said third party PRC operating entities or otherwise control the business affairs and day-to-day operations of such businesses.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Effective December 28, 2009, we adopted our 2009 Incentive Stock  Plan and made stock option grants under the 2009 Incentive Stock Plan to certain of our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that receive option grants at the close of this offering, future participants of our 2009 Incentive Stock Plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our business operations may be adversely affected.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems.  Although our senior executive officers are seasoned executives with significant experience in operating public companies and corporate governance compliance, most of our middle and top management staff in the PRC are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices for our PRC subsidiaries and controlled operating entities that meet Western standards even though we have significant contractual controls over our PRC operating entities. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Restrictions on the convertibility of RMB into foreign currency may limit our ability to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Substantially all of our net revenues are currently generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China.  Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.  In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Restrictions on making payments to us.

We rely almost entirely on payments from the revenues generated by our controlled affiliated PRC entities under our contractual arrangements. The Chinese government also imposes controls on the conversion of the Chinese currency, RMB, into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  Furthermore, if our controlled affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations in the PRC through these contractual or dividend arrangements, we may be unable to pay our operating expenses as they come due.

We do not have a financial service business license and may be restricted in extending loans directly to other companies, including affiliates.

We do not currently have a financial service business license and PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency.  The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.  In the past, when our subsidiaries or affiliates have required capital, we have funded such needs by providing equity investments and not loans to such entities.  In the future, we intend to continue to fund the capital needs of our subsidiaries in the form of additional equity investments.  However, in the future we may seek to obtain the necessary PRC licenses or government approvals in order to provide intercompany loans to our subsidiaries.

Bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We currently conduct substantially all of our operations in China through affiliated contractually controlled PRC operating entities, substantially all of our revenues are generated by our operations in China, and substantially all of our operating assets are located in China.  The owners and executive officers who control and operate our contractually controlled PRC operating entities include individuals who are also our executive officers and shareholders who reside within China. If the owners and executive officers of our contractually controlled PRC operating entities were to decide to operate such businesses for their own benefit and the benefit of the other shareholders of such entities, and thereby breach our agreements with them we may experience difficulties enforcing our agreements with such entities.  Additionally, it may not be possible to affect service of process within the United States or elsewhere outside China upon our executive officers and other individuals who reside in China, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from our PRC operating divisions. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay our operating expenses as they come due.

We derive a substantial portion of our sales from China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industries in which we are involved in the PRC are relatively new and growing, but we do not know how sensitive these industries are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese RMB into foreign currencies and, if Chinese RMB were to decline in value, reducing our revenue in U.S. dollar terms.

Although our reporting currency is the U.S. dollar, substantially all of our operations are in China and the RMB is used as their functional currency and substantially all of our Chinese revenue and expenses are in RMB. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese RMB against the U.S. dollar. We can offer no assurance that Chinese RMB will be stable against the U.S. dollar or any other foreign currency.

The income statements of our foreign operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operations into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign operations’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these contractually controlled companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.  Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations, including the loss of all of our assets and operations located in China.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

It may be difficult to protect and enforce our intellectual property rights under PRC law.

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by our damages award.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  JLF, our controlled PRC operating entity, relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on this operating division and our company and our source of raw materials needed by our OP business unit..

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Risks Related to our Securities

Our common stocks are thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. There is only a limited and sporadic trading market for our common stock on the OTB Bulletin Board and no trading market exists for our units or warrants.

We cannot predict the extent to which an active public market for our common stock, units and warrants will develop or be sustained. We have applied for listing on the Nasdaq Stock Market, but cannot assure you that this listing will be approved.

Our common stock has historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stocks at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there had been periods of several days or more when trading activity in our shares was minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock, units and warrants will develop or be sustained, or that current trading levels will be sustained even if our Nasdaq listing application is approved.

The market price for our common stock, units and warrants may be volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock, units and warrants may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock, units and warrants at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stocks are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares, units and warrants on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock, units and warrants: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common stock, units and warrants, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock, units and warrants will be at any time, including as to whether our common stock, units and warrants will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Stockholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.  Although we believe that our shares would not currently be considered a penny stock, if our shares were to trade at a price below $5.00 per share and/or not be listed on one of the major exchanges (NSYE, NYSEAmex or Nasdaq) we may be considered a penny stock under the SEC’s rules which would impose restrictions of broker-dealers who recommend our stock to customers.

The market price for our securities may be volatile

The market price for our securities may be volatile and subject to wide fluctuations in response to factors including the following:

☐	actual or anticipated fluctuations in our quarterly operating results;

☐	changes in financial estimates by securities research analysts;

☐	conditions in health and wellness and organic products markets;

☐	changes in the economic performance or market valuations of other bio-engineering companies;

☐	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	addition or departure of key personnel;

☐	fluctuations of exchange rates between RMB and the U.S. dollar;

☐	intellectual property litigation; and

☐	general economic or political conditions in China.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our stockholders or increase our debt service obligations.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales of our securities in the public market, or the perception that these sales could occur, could cause the price of our securities to decline.

Additional sales of our securities in the public market, or the perception that these sales could occur, could cause the market price of our securities to decline. As of December 31, 2009, we had outstanding warrants to purchase 1,696,000 shares of common stock. To the extent that the warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our securities.

We have applied for listing of our common stock on the Nasdaq Stock Market but we cannot assure you that our securities will meet the initial or the continued listing requirements be listed on Nasdaq Stock Market in the future.

If the Nasdaq should refuse our application or delist our securities from trading on its exchange once listed, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If our shares of common stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our shares of common stock have a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

☐	make a special written suitability determination for the purchaser;

☐	receive the purchaser’s written agreement to the transaction prior to sale;

☐
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

☐
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our securities become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Foreign exchange risk

We carry out the majority of our transactions in RMB. Therefore, we have an exposure to foreign exchange fluctuations. A substantial portion of our cash is held in China in interest bearing bank deposits and denominated in RMB.  The RMB is not a freely convertible currency. The PRC government may take actions that could cause future exchange rates to vary significantly from current or historical exchange rates. Fluctuations in exchange rates may adversely affect the value of any dividends we declare. Restrictions on the convertibility of RMB into foreign Currency may limit our ability to make dividends or other payments in U.S. dollars or fund possible business activities outside of China.”

Item 1B        Unresolved Staff Comments

      Not Applicable

Item 2       Description of Property

The Company’s corporate headquarters is located at 20900 SE 30th Avenue in Aventura, Florida. Additionally, the Company also has manufacturing and production sites located in the Peoples Republic of China (“PRC”). All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.”

The Chemical and Herbal Extracts group has its production base located at Jikou Industrial Development Zone, Sanyuan District, Sanming City, Fujian which comprises of approximately 64,219.40 square meters which is the manufacturing and production site for all its products.

Houses	Certificate No.	Area Square Meters
Main factory	708976	3,483.94
Synthetic building	708977	3,136.67
Extracting factory	708975	1,827.10
Transformer room/Boiler room	To be issued	291.00
Fertilizer factory	To be issued	924.71
Total		9,663.42

Land use right
Sanming City Sanyuan District Jikou Farm	Guoyong (2005) 6238	54,319.40
Sanming City Sanyuan District Jikou Farm	To be issued	9,900.00
Total		64,219.40

Land leasing right	Lessor	Area Square Meters

Sanming City Sanyuan District Jikou Plantation base - Polygonum cuspidatum	Forestry Bureau of Sanming City	1,999,980.00
Sanming City Sanyuan District - Sarcandra glaber	Forestry Bureau of Sanming City	5,333,280.00
Total		7,333,260.00

The Organic Product Division has its administrative and manufacturing facility located at Shui Xi Bei Jin Keng, Jianou City, Fujian includes 18,521.40 square meters and is the production site for its products.

Houses	Certificate No.	Area Square Meters	Notes
Main factory	0171337	6,930.34	Pledged for loan
Dormitory	0171338	1,124.53	Pledged for loan
Total:		8,054.87

Land use right
Jianou City Shui Xi Bei Jin Hang	Guoyong（2004）No. 089	13,567.00	Pledged for loan
Jianou City Shui Xi Bei Jin Hang	Guoyong（2004）No. 090	4,954.40	Pledged for loan
Total:		18,521.40

Land leasing rights	Certificate No.	Area Square Meters	Annual rental
			US$
Yushan Town Linkou Village	Yushan Town Linkou Village	41,526,251.40	492,666.37
Yushan Town Jixi Village	Yushan Town Jixi Village	27,683,723.16	328,444.25
Total:		69,209,974.56	821,110.61

Item 3       Legal Proceedings

      None

Item 4       Submission of Matters to a Vote of Security Holders

      None

Part II

Item 5       Market for Common Equity and Related Stockholder Matters

“Bid” and “asked” offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The Company’s common stock began trading in the second quarter of 2009, under the trading symbol, ‘ONEZ”. The symbol was changed to “ONBI” in connection with the Company’s name change in November 2009.

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions (amounts have been restated to reflect the 1 for 5 reverse split of November 16, 2009).

	Bid Prices
Quarter Ended	High	Low
Fourth Quarter 2009	$6.50	$6.03
Third Quarter 2009	$6.00	$5.10

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Item 6       Selected Financial Data

      Not Applicable

Item 7       Management’s Discussion and Analysis of financial Condition and Results

Results of Operations and Financial Condition

 As a result of the reverse acquisition transaction with Green Planet Bioengineering, Ltd., discussed elsewhere in this report, although legally GPB was acquired by ONE, GPB was considered the accounting acquirer for accounting and financial reporting purposes and therefore the financial reporting of ONE is considered to be a continuation of GPB.  Our two other acquisitions that occurred during the current year, Trade Finance Solutions and Supreme Discovery Group, Ltd. were accounted for as purchases.  Accordingly, the information reported in our consolidated financial statements and in the following discussion and analysis of our operating results for the fiscal year ending December 31, 2009 compared to the 2008, include the operating results of GBP consolidated with the operating results of TFS and Supreme from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively.   Please refer to Note 8 in the notes to our consolidated financial statements and to the Forms 8K filed for each acquisition, for more detailed discussions of these transactions.

Year Ended December 31, 2009 versus December 31, 2008

Operating Revenues

The Company generated $22,073,219 of revenues from operations for the year ended December 31, 2009 as compared to $10,401,530 from operations for the year ended December 31, 2008, an increase of $11,671,689 or 112.2%.  The increase in revenue is primarily the result of the acquisition and organic growth strategies.

Approximately $8.7 million of the increase in revenue is due to the inclusion of revenues from the Company’s recently completed acquisition of TFS and Supreme, which contributed revenues of $2.6 million and $6.1 million respectively for the year ending December 31, 2009.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009.

Approximately $2.9 million of the increase in revenues (a 27.8% increase) is due to the increase in sales resulting from the continued focus on driving customer value through all product lines.  In addition, the company took advantage of a shift in the product and customer mix combined with a broader product portfolio which also contributed to the increase in sales. The Company continues to experience an increase in demand for its broad product portfolio which caters to a higher number of customers.

Cost of Sales

Cost of sales from operations for the year ended December 31, 2009 were $12,089,029 compared to $3,939,610 for the same period in 2008, resulting in an increase of $8,149,419 or 206.9%.  The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $6.5 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisition of TFS and Supreme, which contributed costs of $2.6 million and $3.9 million respectively for the year ending December 31, 2009.  The cost of revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009.

Approximately $1.6 million of the increase in cost (a 40.9% increase) is primarily related to the higher net sales both organically and a shift in product mix towards broader product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that the recent acquisitions (TFS and Supreme)have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the core business.

Gross Profits

Gross profits from operations for the year ended December 31, 2009 were $9,984,190 compared to $6,461,920 for the same period in 2008, resulting in an increase of $3,522,270 or 54.5%.  The increase in gross profit is primarily the result of the acquisition and organic growth strategies.

Approximately $2.2 million of the increase in gross profit is due to the inclusion of gross profit from the Company’s recently completed acquisitions of TFS and Supreme, which contributed gross profit of $2.2 million for the year ending December 31, 2009.  The acquisitions were overall accretive however, these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues.  This reduction occurs because each acquired entity individually generates a lower gross profit percentage than does GPB.  The individual gross profit percentages of GPB, Supreme and TFS for the year 2009 are 58.2%, 40.1% and 14.3%, respectively.  While the recent acquisitions have lower gross margins, they also operate with lower expenses which positively contributes to the bottom line profit.

Approximately $1.3 million of the increase in gross profit is primarily a result of GPB’s operating performance.  Gross profits from GPB’s operations for the year ended December 31, 2009 were $7,744,274 compared to $6,461,920 for the same period in 2008, resulting in an increase of $1,282,354 or 19.9%.  Correspondingly, gross profit as a percentage of revenues for the year ended December 31, 2009 was 58% compared to 62% for the same period in 2008.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses from Continuing Operations

Operating expenses for the year ended December 31, 2009 were $2,525,437 as compared to $1,810,124 for the year ended December 31, 2008. This represented an increase of $715,313 or 40%. Operating expenses are comprised of general and administrative expenditures, research and development and sales and marketing.  The decrease in general and administrative expenditures of $6,738 is the result of the inclusion of the acquisitions offset by aggressive cost containment programs.  Research and development cost were down approximately $65,907 as compared to the prior year. The selling and marketing expense is primary cause of the increase in operating expenditures, which increased $787,958 when compared to the prior year period.  This increase is due mainly to the inclusion of the acquisitions in the financials and the launch of new product lines in the last quarter of the year.

Operating Profit

Operating profit for the year ended December 31, 2009 was $7,458,753 versus $4,651,796 for an increase of $2,806,957 or 60%.  The CHE business contributed $5,941,181 of the increase for a 28% organic growth over the prior year.  The OP and Financial units contributed $2,067,637 and $152,667 since the acquisition in September 2009.  The Company continues to focus on the execution of its business plan and with the completed acquisitions of GPB, TFS and Supreme is positioning for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expense

Financing expenses includes the interest expense on the Company’s various financial instruments.  For the year ended December 31, 2009 the Company recognized $36,633 in interest income from its various instruments along with other income of $147,236 for a total other income of $183,868.  This income was offset by financing expense from operations of $230,340 resulting in a net loss of ($46,471) in total other expense.

Earnings Before Income Taxes and Non-controlling Interests

For the year ended December 31, 2009, earnings before income taxes and non-controlling interest was $7,412,282 versus $4,573,218 for an increase of $2,839,064 or 62%.  The increase  is the result of organic growth in the CHE business of $1,238,736 (27%) and the contribution of the OP and Financing business units of $2,178,058 and $150,066 offset by the corporate loss of ($727,796).

Provisions for Income Taxes

For the year ended December 31, 2009, provisions for income taxes were $2,027,309 versus $1,222,919 for the year earlier period for an increase of $804,390 or 66%.  The increase is due to the increase in profits in certain jurisdiction that was not offset by the increase in costs that was in different tax jurisdictions. Additionally, the increase is associated with the recent acquisitions completed in September 2009.

Non-controlling Interest

For the year ended December 31, 2009, non-controlling interest was $612,158 versus none the prior year period.  The non-controlling was created by ONE acquiring less than 100% interest in GPB, TFS and Supreme.

Net Income

Operating income for the year ended December 31, 2009 was $4,772,814 from operations as compared to $3,350,299 an increase of $1,442,516 or 42% over the prior year. The increase was attributable to the organic growth in the CHE business and the additional acquisitions of the OP and Finance business.

Liquidity and Capital Resources

As discussed elsewhere in this document, the Company has implemented a two pronged strategy, which is:

●	to encourage and support organic expansion in and synergies between the enterprises it acquires, and

●	to identify and acquire accretive acquisition targets.

To be successful, each strategy requires adequate funding from available liquidity resources.  Accordingly, ONE has determined that its organic expansion strategy is first supported through organically generated cash flow and supplemented by available borrowing capacity depending on the requirements of the anticipated expansion project.  Any liquidity organically generated in excess of reinvestment needs will be channeled to the accretive acquisition strategy or retained for future expansion projects.

We had working capital of $10,283,757 at December 31, 2009.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable for the years ended December 31, 2009 and 2008,  our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product lines will require substantial capital which we may not be able to satisfy solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. However, to fund continued expansion of our product line and extend our reach to broader markets, including international markets, and to acquire additional subsidiaries, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the Year Ended December 31, 2009 compared to December 31, 2008” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

During the year ended December 31, 2009, the Company funded its acquisition strategy through the issuance of capital stock and debt.  It executed acquisitions at a total value of $33.6 million, which was paid for by the issuance of 8.1 million shares (post split) valued at $27.2 million along with $6.4 million in debt.  The comments discussed below in “Capital Stock and Debt Financing” section address our cash resources which we have utilized to implement our accretive acquisition strategy.

Financial Position

Total Assets - Our total assets increased $37,801,017 or 225% to $54,663,851 as of December 31, 2009 from $16,841,811 as of December 31, 2008 primarily as a result of assets acquired through our acquisitions.

Land Use Rights – Land use rights represent the license or lease to use available land in the PRC.  The Company utilizes a portion of its land use rights for its China offices and production facilities and for the agricultural production of its basic raw materials.  Land use rights decreased $6,735,158 to $1,106,056 at December 31, 2009.  The decrease was the result of the Company negotiating with the PRC government to move part of the existing land use rights to operating leases which secured more favorable rights for products in the portfolio.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Fiscal Year Ended December 31, 2009 compared to December 31, 2008

Cash Flows from Operating Activities

Operating activities provided net cash of $2,371,941 and $1,704,438 during the years ended December 31, 2009 and 2008, respectively.  A major component of net cash provided by operations was net earnings of $4,772,814 and $3,350,299, respectively for the years ended December 31, 2009 and 2008.  In 2009, reported net earnings also included the earnings of its acquired subsidiaries from the point of acquisition of $950,139, leaving $3,822,675 of reportable net earnings by the controlling interests of the Company on a non consolidated basis.  Non-controlling interests of the Company were $612,158 of which $116,934 represented the non-controlling interests in net earnings of the acquired subsidiaries, leaving $495,724 in the Company’s non consolidated non-controlling interests.  Therefore, the Company’s total net earnings before reduction of net earnings attributable to non-controlling interest was $4,318,399 in 2009 compared to $3,350,299 in 2008.  This resulted in an increase in the Company’s revenue of $968,100 or 29% on a non-consolidated basis before the net earnings of subsidiaries and before reduction of net earnings attributable to non-controlling interests.  This increase in net earnings represents the impact of our various organic growth strategies on net earnings.

Net cash provided by operations is also impacted by non-cash transactions and changes in our net working capital which increased $7,259,890 or 239.1% to $10,283,757 in 2009 from $3,023,867 in 2008.  Of the $10,283,756 in net working capital $ 1,186,791 resulted from companies acquired during the year and $9,096,965 resulted from the Company’s individual operational activities.  The increase in the Company’s individual net working capital of $6,064,121 or 200% is substantially the result of the following significant changes in working capital components:

●	a $637,017 increase resulting from depreciation and amortization expenses recorded;

●	a $612,158 allocation of earnings to non-controlling interests

●
a $1,402,183 increase in accounts receivable as a result of expanded lines, increased sales and broadened customer base along with the normal timing of shipping activities, $6,258,000 of the increase in accounts receivable resulted from companies acquired during the year;

●
a $1,370,836 increase in loans receivable resulted from our TFS acquisition and was generated from operational activities after they were acquired, $2,853,028 of the increase in loans receivable was primarily related to our acquisition of TFS but resulted from the acquisition itself.  TFS is designed to provide accounts receivable and purchase order financing to third parties.  Its loan receivables vary directly with the amount of financing activities under contract;

●
a $3,031,567 increase in prepaid and other assets results from $820,000 from the Company along with $2,211,356 generated from the operational activities of the acquired companies after they were acquired.  The Company’s increase in prepaid and other assets was primarily the result of a deposit given to a supplier to procure raw materials;

●	a $2,380,363 increase in loans payable – current is discussed more fully in the prepaid expenses.

Cash Flows used in Investing Activities

Our investing activities used $2,620,755 in net cash during the year ended December 31, 2009. Net cash used is composed of the following significant items:

●
a $3,205,052 net increase in other assets and associated land use rights which the Company negotiated an exchange of certain land use rights suitable for building construction, which they did not need for land use rights suitable for agricultural purposes which they did need to expand botanical operations.

●	invested an additional $479,427 in our proprietary process technology and potential products and

●	we purchased $844,615 in additional equipment to expand our capacity.

Cash Flows from Financing Activities

Our financing activities provided net cash of $4,549,500 during the year ended December 31, 2009.  The net cash provided was composed of the following significant items:

●	proceeds from the issue of common stock of $1,754,000.

●	proceeds from bank loans of $1,860,561.

●	proceeds from notes payable of financing subsidiary of $1,820,875.

●	offset by repurchase of common stock of $740,000.

●	and repayment of PRC government loans of approximately $146,700

Capital Stock and Debt Financing at December 31, 2009

As previously mentioned in this document, the Company has begun to execute its accretive acquisition strategy. During 2009 the Company completed three acquisitions totaling $33.6m with the issuance of 8.1 million shares of common stock (post split) valued at $27.2 million along with $6.4 million in debt.  These acquisitions are:

●	Acquisition of Green Planet Bioengineering with 4.4 million shares of common stock (post split) valued at $16.4 million and debt of approximately $980,000.

●	Acquisition of Trade Finance Solutions with 200,000 shares of common stock (post split) valued at $593,000 and a work out plan with an estimated value of $3,000,000.

●
Acquisition of Supreme Discovery Group by United Green Technology, Inc. (subsidiary of ONE) with issuance of 3.5 million shares of common stock (post split) valued at $10.2 million and debt of $2,438,000.

Foreign Currency Translation

Two of the Company’s operating entities, Sanming Huajian Bio-Engineering Co., Ltd. and Jianou Lujian Foodstuff, Co. maintain their financial records in the functional currency of the People’s Republic of China, which is the “Renminbi” (RMB), the currency of the primary economic environment in which the entities operate.  Another of the Company’s operating entities, Trade Financial Solutions (“TFS”) maintain its financial records in the functional currency of Canada, the Canadian Dollar (“CAD”).   For financial reporting purposes, the financial statements are prepared using the functional currency RMB or TFS, which have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	12/31/2009	12/31/2008
Fiscal period/year end RMB: US$ exchange rate	6.83	6.85
Average period/yearly RMB: US$ exchange rate	6.83	6.94

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  .  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010..  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact  on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Accounting for warrants

The fair value of warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the warrants. If different assumptions had been used, the fair value of the warrants would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC Topic 740 formerly SFAS No. 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.   The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Market Risks

The Company operates in the United States and other countries that have their own currency.  This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Item 8       Financial Statements

The financial statements and report of an independent registered certified public accounting firm are included herein immediately following the signature page of this report.

Item 9      Changes in and disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A                        Controls and Procedures

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

The Company’s management with the participation of the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009 and as reported in the 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2009 there was a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting related to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm.  Management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.  The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did result in the restatement of a previously reported financial statement for Q3 2009 but not any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports completed by the Chief Financial Officer are reviewed by the Chief Executive Officer for reasonableness and all unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.      Directors, Executive Officers, Controls Persons, Compliance with section 16 (A) of the Exchange Act

Generally, each of our directors is elected to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Michael Wiengarten	55	Chairman of the Board and Director	August 2009 – Present
Marius Silvasan	37	CEO/Vice Chairman and Director	September 2009 – Present
Cris Neely	53	CFO and Director	August 2009 – Present
Min Zhao	45	President China Operations and Director	July 2009 – Present
Qingsheng Fen	47	Independent Director	January 2010 – Present
James Fernandes	39	Independent Director	January 2010 – Present
Frank Klees	59	Independent Director	January 2010 – Present
Jan E. Koe	60	Independent Director	January 2010 – Present
John Perkins	45	Independent Director	January 2010 – Present

Michael S. Weingarten Chairman of the Board of Directors is a seasoned executive and entrepreneur with over 30 years of experience.  Mr. Weingarten has extensive experience in mergers and acquisitions, having participated in more than 40 such transactions throughout his career.  Mr. Weingarten has served as Chairman, CEO and President of both publicly traded and privately owned companies.  Mr. Weingarten currently serves as Chairman of our Trade Finance Solutions Inc. subsidiary, and as Chairman of BAM Technology Inc. a computer and technology distribution firm located  in Doral, Florida,  and Keda Consulting Services, Inc., a consulting firm based in Toronto, Ontario, Canada.  From 1999 to 2002, he served as the Chairman and Chief Executive Officer for Commercial Consolidators, Corp., a Toronto, Ontario, Canada, based financing firm. From 1997 to 1999, Mr. Weingarten was the Chairman and Chief Executive Officer for Complete Tele-Management, Corp. a telecom firm located in Toronto,  from 1994 to 1996,  he served as the Chairman and Chief Executive Officer of the Preferred Management, Corp. and Consumer Telephone, Corp. from 1991 to1993.  Mr. Weingarten was the CEO of Network Business Supply, Inc. from 1979 to 1991 and Majestic Paper from 1982 to 1991.

Marius Silvasan, our Vice-Chairman, Chief Executive Officer, President and Director is a senior executive with over 17 years of experience in business development, mergers and acquisitions, strategic alliances, marketing, sales and finance.  Mr. Silvasan is currently the Chairman of Abacus World, Corp. and Abacus Global Investments, Corp. located in Miami, Florida, which provides business and financial consulting services to business in the Asian Pacific region.  Mr. Silvasan also founded and served as Chairman and Chief Executive officer and director of  TelePlus World, Corp (Nasdaq: TLPE) from 1998 to 2009.  Earlier in his career, Mr. Silvasan also held the positions of President and CEO for Visioneer Calling Card Inc. and Alliance TeleCard Corp. and National Sales Manager for The Home Phone Club.  Mr. Silvasan is a graduate of HEC University in Montreal, and holds an undergraduate degree in business (1995) and an MBA (2003).

Cris Neely, our Chief Financial Officer and Director, joined us in August 2009., Previously, from 2006 to 2009, he was the chief Financial Officer of TelePlus World, Corp. (Nasdaq: TLPE).  From 1999 to 2005, Mr. Neely was the Chief Financial Officer of Siemens Enterprise Networks located in Boca Raton, Florida.  He also held various other executive positions with Siemens Enterprise Networks including Senior Vice President Business Transformation, Director Internal Audit, Director of Finance for Wireless Terminals and Area Financial Manager.  Mr. Neely has also held management positions with ROLM, IBM and Cisco during his career.  After leaving Siemens in 2005, Mr. Neely worked as a consultant for small/medium organizations focusing on Sarbanes-Oxley compliance, revenue recognition and financial/operational business assessments.  Mr. Neely holds a Bachelor of BA – Finance degree from the University of Texas at Arlington, Texas and an MBA from Amberton University, Dallas, Texas.

Min Zhao, Director, is the founder and President of Sanming Huajian Bio-Engineering Co., Ltd., our CHE operating division.  His is a pioneer in the Bioengineering industry with more than 10 years of experience.  Mr. Zhao has served in senior positions in companies ranging from general manager to chairman.  Mr. Zhao has over 20 years of business experience leading various types of companies since graduating from the Chinese People’s Liberation Army University.

Mr. Fan is a researcher specialized in traditional Chinese Medicine and organic and health food research. Mr. Fan research encompassed research and development on health food particularly in the preparation of healthy products from different natural plants. Mr. Fan has published 8 books and more than 60 papers in periodicals in China and abroad. Mr. Fan, as chief editor, edited one of the first systematic practical series books in China about health food according to new health food registration management measure. For the last 10 years, Mr. Fan has been a Professor at the Education Ministry food science key laboratory at Nanchang University. Mr. Fan has led 8 national and provincial appraised research projects, and presided over more than 200 health food project appraisals by the National Food and Drug Supervising Administration of China. These projects have been put into production all over China and have yielded significant benefits to over 40 companies. Prior to that Mr. Fan worked as a senior visiting researcher at the Pennsylvania State University, studying the anticancer effects of food. Before that Mr. Fan worked in the Central Laboratory at Jiangxi College of Traditional Chinese Medicine where he pursued his master’s degree in immunity pharmacology at the Shanxi College of Traditional Chinese Medicine. Prior to earning his Master’s degree, Mr. Fan graduated from the Jiangxi College of Traditional Chinese Medicine. Mr. Fan’s research and experience in traditional Chinese Medicine and organic and health food are valuable assets to ONE Bio.  Mr. Fan has served as an independent member of our Board of Directors since January 12, 2010.

Mr. Fernandes is an experienced banker, fund manager and accounting professional. Mr. Fernandes is an active private investor in a diversified portfolio of private and publicly traded companies. Among other assignments, Mr. Fernandes is currently the Chairman and President of Solana Capital Solutions, a provider of growth financing for privately held companies in the retail, industrial, and consumer services sectors. Previously, Mr. Fernandes was a senior equity analyst and investment manager with Lazard Asset Management from 2007 to 2009 and Allianz Global Investors from 2005-2007 and Independence Investments LLC from 2002-2005. Prior to Independence Investments, Mr. Fernandes provided financial advisory services for privately held companies at Devland Financial. Mr. Fernandes started his investment management career with TD Asset Management, the investment management division of one of Canada’s largest banks, TD Bank, in 1996. Mr. Fernandes holds a bachelor’s degree in accounting from York University and an MBA from Cornell University’s Johnson Graduate School of Management (2002). He is also a Certified Public Accountant and Chartered Financial Analyst. Mr. Fernandes’ investment banking experience combined with his strong business and finance acumen make him a valuable board member for ONE Bio.   Mr. Fernandes has served as an independent member of our Board of Directors since January 12, 2010.

Mr. Klees is an accomplished business man, highly regarded and influential politician and active member of the board of several publicly traded corporations. Mr. Klees over the years has developed strong contacts in the Asia-Pacific region. Among several assignments, Mr. Klees currently sits on the boards of a number of energy companies including Roxul Inc., Northern Ethanol Inc., Universal Energy, Tribute Resources, and National Medical Imaging. In 1990, Mr. Klees co-founded the Municipal Gas Corporation where he served as the company’s Executive Vice President with responsibilities for business development and government relations. Mr. Klees began his business career in financial services in 1974 with the Canada Life Assurance Company, headquartered in Toronto, Canada. Mr. Klees further developed a financial services practice which further expanded into contract negotiations and investment advisory services. In June of 1995, Mr. Klees was elected to the Ontario Legislature, where he has served in numerous senior government positions, including Chief Government Whip, Deputy House Leader, Minister of Tourism and Minister of Transportation. He is currently the Official Opposition Critic for the Ministry of Transportation and the Ministry of Public Infrastructure Renewal. In his over 15 year tenure in the government, Mr. Klees developed strong contacts in the Asia-Pacific region that cover multiple fronts.  Mr. Klees continues to provide advisory services to public and private companies, drawing on his extensive business, administration and government experience.  Mr. Klees’ extensive and diverse business and public experience combined to his large network of contacts makes Mr. Klees a valuable asset to ONE Bio.   Mr. Klees has served as an independent member of our Board of Directors since January 12, 2010.

Mr. Koe, Director, is a seasoned investor and principal in several US based private and publicly traded companies. Mr. Koe’s investments cover firms invested in real-estate, bioengineering and construction. Mr. Koe is a principal of Method K Partners, Inc., a commercial real estate firm located in Arlington Heights, Illinois which he founded in 1988. Mr. Koe has 30 years of experience in consulting, asset management, leasing and development working with many national real estate firms including Golub & Co., Draper & Kramer Co., Rauch & Co. and Manufacturers Real Estate, a wholly owned affiliate of Manufactures Life Insurance Company.  Among other assignments Mr. Koe’s currently provides a variety of real estate services to the medical industry including serving as a real estate consultant for prominent Chicago area medical institutions.  Mr. Koe is also a principal in Chicago based, Paving Solutions LLC. Mr. Koe holds a Bachelors degree in Business Administration and Psychology from Luther College in Decorah, Iowa. Mr. Koe’s business acumen and experience in real-estate are valuable assets to ONE Bio as it grows its manufacturing capacity and real-estate foot print to service the worldwide demand for its products.  Mr. Koe has served as an independent member of our Board of Directors since January 12, 2010.

Mr. Perkins is currently Senior director, Northern and Southern Europe for Apple Inc.  Mr. Perkins held other senior management positions including, VP or Business development, Worldwide Television/Video Division, Thomson Consumer Electronics, co-CEO and co-founder of Egencia, an internet start-up that was acquired by Expedia Inc. and director of Marketing and sales, Southern Europe for Dell Inc.  Mr. Perkins was also a consultant for Bain & Company.  Mr. Perkins has a MBA from the Wharton school of business as well as an undergraduate business degree (BBA) from Wilfrid Laurier University.  Mr. Perkins has served as an independent member of our Board of Directors since January 15, 2010.

Director Compensation

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

We enter into an Independent Director Agreement with each of our independent directors.  Effective January 12, 2010 we entered into independent Directors Agreements with each of Mr. Fan, Fernandes, Klees and Koe and on January 15, 2010 with Mr. Perkins.  Pursuant to the Independent Director Agreements, we have agreed to compensate each of our independent director as follows: (a) on the date of the execution of each Independent Director Agreement, as a bonus for agreeing to serve as an independent director, we agreed to issue to each independent director (i) two thousand five hundred (2,500) shares of our common stock and (ii) a five (5) year option to purchase ten thousand (10,000) shares of our common stock at an exercise price equal to the fair market value of a share of the common stock on the date of grant, which vests quarterly at the end of each calendar quarter in equal installments over the 12 month period during the term of the respective Independent Director Agreement; and (b) for services rendered by the respective independent director we granted to each such director (i) one thousand two hundred fifty (1,250) shares of our common stock for each quarter for with the independent Director has served as an independent director, which shares will be issued at the end of each such quarter and (ii) a five (5) year option to purchase five thousand (5,000) shares of our common stock at an exercise price equal to the fair market value of a share of the common stock on the date of grant, which vests quarterly at the end of each calendar quarter in equal installments over the 12 month period during the term of the respective Independent Director Agreement.  We also agreed to reimburse our independent directors for certain expenses they incur in performing their duties as independent directors and to indemnify our independent directors except for matters in which the independent director (i) failed to act in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Company, (ii) had reasonable cause to believe that his/her conduct was unlawful or (iii) where his/her conduct constituted willful misconduct, fraud or knowing violation of law.

Involvement in Legal Proceedings

None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of our executive officers or directors are the subject of any pending legal proceeding.

Audit Committee

Mr. Fernandes serves and the Chairman and along with Mr. Perkins serve on the Company’s audit committee. The audit committee reports to the Board of Directors regarding the appointment of our independent registered public accounting firm, the scope and results of our annual audit, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls.

Compensation Committee

Mr. Koe serves as the Chair of the Company’s Compensation Committee with oversight of the employee stock option plan. The Compensation Committee reports to the Board of Directors regarding officer and director compensation arrangements, employee stock option plans, policies and programs of the Company and administer the Company’s equity-based compensation plans for all employees.

Corporate Governance and Nominating Committee

Mr. Klees serves as the Chair of the Company’s corporate governance and nominating committee.  The corporate governance and nominating committee reports to the Board of Directors regarding the compliance with governance initiatives and nomination of Board members and key officer positions.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (A) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16 (A) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2009 and 2008.

  Code of Ethics

The Board of Directors adopted a Code of Ethics in September  2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

Item 11.                       Executive Compensation

The following is a summary of the compensation paid by ONE Bio, Corp to its Chief Executive Officer’s for the year ended December 31, 2009. There was no compensation paid for these positions for 2008.

Summary Compensation Table

Name and						Non Equity
Principal	Fiscal			Stock	Option	Incentive	All other
Position	Year	Salary	Bonus	Awards	Awards	Plan	Compensation	Total

Michael Weingarten Chairman	2009	$80,000	-	-	-	-	$-	$80,000

Marius Silvasan CEO and President	2009	$80,000	-	-	-	-	$-	$80,000

Cris Neely CFO	2009	$40,000	-	-	-	-	-	$40,000

John Corn (1) CEO	2008	$-	-	-	-	-	$32,000	$32,000
Contracted Services Inc

(1) John Corn resigned effective June 2009 with the acquisition of the company by Abacus Global Investments.

Stock Option Awards

The Corporation’s Stock Option Plan (“the “Plan”) provides for the issuance of a maximum of 4,500,000 of the issued and outstanding common shares at an exercise price equal to or greater than the market price of the Corporation’s common shares on the date of the grant to directors, officers, employees and consultants to the Corporation.  The option period for options granted under the Plan is for a maximum period of 5 years.  Options granted may be vested over certain time periods within the option period, which will limit the number of options that may be exercised.  Each stock option is exercisable into one common share of the Corporation at the price specified in the terms of the option.

For the fiscal year ending December 31, 2009 and 2008, the Corporation did not have any issued and outstanding stock options issued under this plan.  In January 2010 the Company issued 2,740,000 options at exercise prices that range from $3.00 to $3.75 per share with a vesting period of 5 years to its executive officers, directors and staff.

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers.

Name	Options	Vesting	Maturity	Exercise Price
Marius Silvasan	200,000	1-Jan-10	1-Jan-15	$3.25
	400,000	1-Jul-10	1-Jul-15	$3.50
	400,000	1-Jul-11	1-Jul-16	$3.75
Michael Weingarten	200,000	1-Jan-10	1-Jan-15	$3.25
	400,000	1-Jul-10	1-Jul-15	$3.50
	400,000	1-Jul-11	1-Jul-16	$3.75
Jeanne Chan	100,000	1-Jan-10	1-Jan-15	$3.25
	200,000	1-Jul-10	1-Jul-15	$3.50
	200,000	1-Jul-11	1-Jul-16	$3.75
		Upon Reaching	3 years after
Cris Neely	40,000	Milestone	earned	$3.00
		Upon Reaching	3 years after
	30,000	Milestone	earned	$3.00
		Upon Reaching	3 years after
	20,000	Milestone	earned	$3.00

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

	Number of
	Shares of
	Common
	Stock	Beneficially
	Beneficially	Owned
Name of Beneficial Owner	Owned(1)%

ONE-V Group LLC(3)	9,276,000	31%
Michael Weingarten	5,677,320	19%
Jeanne Chan(4)	2,046,859	7%
Min Zhao(5)	1,424,028	5%
Jin Rong Tang	1,651,200	5%
Marius Silvasan(3)(4)	356,639	1%
Abacus Global Investment (3)	303,333	1%
Cris Neely	111,920	*
Sally Ou(5)	104,394	*
Jan Koe(6)	122,500	*
Quingsheng Fan(6)	2,500	*
Frank Klees(6)	2,500	*
James Fernandes(6)	82,500	*
John Perkins(6)	262,500	*
All Directors and Executive Officers as a group	21,424,194	73%

* Less than one percent
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 29,171,990 shares of common stock issued and outstanding as of December 31, 2009.

(3)
Beneficially owns 9,276,000 shares indirectly through ONE-V Group, LLC which is wholly owned by Mr. Silvasan and 303,333 shares owned indirectly through Abacus Global Investments, Corp. of which Mr. Silvasan is the sole director and officer and controlling stockholder

(4)	Mr. Silvasan and Ms. Chan are husband and wife.
(5)	Mr. Min Zhao, our President, China operations and Director, and Ms. Sally Ou, our Vice President of Business Development, China, are husband and wife.

(6)
Messrs. Koe, Fan, Klees and Fernandes were appointed to the Company’s Board of Directors on January 12, 2010, and Mr. Perkins was appointed to the Company’s Board of Directors on January 15 2010, and we entered into agreements with each of them pursuant to which we agreed to issue to each of them 3,750 of our common stock and options to purchase shares of our common stock of the Company. As of the date of this filing none of the options were vested.  See “Compensation of Directors”.

Change in Control

The Company does not anticipate any changes in control of the Company

Item 13.         Certain Relationships and Related Transactions

Certain Relationships and Related Transactions, and Director Independence

Acquisition of One Bio, Corp. (f/k/a Control of Contracted Services, Inc.) by Abacus Global Investments, Corp.

On June 4, 2009, Belmont Partners entered into a material definitive agreement with Abacus Global Investments, Corp. (“Abacus”) pursuant to which Abacus acquired all ninety-three million seven hundred fifty thousand (93,750,000) shares of our common stock (representing 92.25% of our issued and outstanding stock) which was owned by Belmont.  This transaction closed on June 9, 2009.  Following this transaction, Abacus controlled approximately 92.25% of our issued and outstanding capital stock.  Also pursuant to this transaction, Joseph Meuse our sole director and officer resigned and Marius Silvasan, a director of Abacus, was appointed to our only director and as our interim President.  Mr. Silvasan is our Vice Chairman and CEO is the CEO and a controlling stockholder of Abacus.

Acquisition of 83% of the Stock of Green Planet Bioengineering Co., Ltd. (G.P.LB.OB) (“G.P.” and/or “Green Planet”).

On July 22, 2009, we acquired from certain stockholders of Green Planet (“GP Shareholders”) 83% of the issued and outstanding shares of common stock of Green Planet.  Green Planet is the umbrella entity for our chemical and herbal extracts division.  Green Planet owns 100% of FuJian Green Planet Bioengineering Co., Ltd. (“FuJian G.P.”) theWFOE organized under the laws of the PRC.  FuJian G.P., through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd., a PRC company, which is a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  The Green Planet Shareholders include Marius Silvasan, our Vice Chairman, director and CEO, Jeanne Chan our Senior Vice President, Min Zhao our director and President of Operations China, Sanyan Ou, our Vice President Business Development, China and Abacus Investments Corp. which is owned in part by Mr. Silvasan and Ms. Chan.  Also, in connection with this transaction, Mr. Min Zhao was appointed as our President of China Operations and one of our directors and Ms. Sanyan Ou, was appointed as our Vice President of Business Development, China.   See “Company Background - Acquisition of Green Planet.”

Acquisition of 99.75% of Trade Finance Solutions (“TFS”)

On September 3, 2009, we acquired from certain of the stockholders of TFS (“collectively referred to as the “TFS Shareholders”) 3,990 shares of common stock of TFS which represents 99.75% of the issued and outstanding shares of common stock of TFS.  TFS is our arm that provides financing solutions, including purchase order financing, fulfillment services and factoring or invoice discounting for credit worthy customers of eligible goods and services.  For the TFS shares each TFS Shareholder is entitled to receive shares of our common stock and cash payments as per the Share Purchase Agreement. The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the Share Purchase Agreement with a maximum cash component of the purchase price of $6,000,000.00.  In addition to the cash portion of the purchase price, the TFS stockholders are to receive 1 share of our common stock (adjusted for forward or reverse splits following the closing) for every $1.00 in EBIT achieved by TFS during the measuring period (“Stock Compensation”) subject to a maximum stock compensation of  6,000,000 shares of our common stock.  As part of this transaction, the TFS Shareholders agreed to a lockup and leak out period as further defined in the Share Purchase Agreement.  Michael Weingarten, our Chairman, was the Chairman of TFS.  Also, in connection with this transaction, Mr. Weingarten was appointed as our Chairman.  See “Company Background – Acquisition of Trade finance Solutions.”

Acquisition of Supreme Discovery Group Limited (“Supreme”)

On September 27, 2009, through our then wholly owned subsidiary, united Green Technology, Inc. (“UGTI”) we acquired 80% control of Supreme Discovery Group Limited, a British Virgin Islands Company (“Supreme”) and Supreme’s 100% owned WFOE Fujian united Bamboo Technology Company Ltd., (“Fujian united”), which through a variety of transactions and contractual arrangements controls Jianou Lujian Foodstuff Co., Ltd. (“JLF”), a PRC company.  In connection with this transaction, on September 27, 2009, we executed and consummated a Share Exchange Agreement (the “Supreme Agreement”) with (i) our then 100% owned subsidiary UGTI, (ii) Supreme and (iii) Tang Jinrong, our Vice President Business Development, China,, Li Lifang and Tang Shuiyou, the stockholders who owned 100% of  Supreme’s common stock (the “Supreme Shareholders”).  The Supreme Shareholders are also the owners of JLF.  Fujian united through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of JLF. Consequently, we effectively control the business and operations of Supreme, Fujian united and JLF.  Also, in connection with this transaction, Mr. Tang Jinrong, our Vice President Business Development, China.  On November 3, 2009, we entered into a Share Purchase Agreement with UGTI (the “UGTI Share Purchase Agreement”), which cancelled the UGTI Preferred Stock Purchase Agreement we consummated September 27, 2009.  Pursuant to the UGTI Share Purchase Agreement we agreed to purchase from UGT and UGTI agreed to sell to us 10,000 shares of UGTI common stock in consideration for a cash payment of $1,200,000 which is payable $180,000 on May 10, 2010, and $1,020,000 on November 10, 2010.  As a result of the foregoing UGTI transactions, we are the 98% stockholder of UGTI. See “Company Background – Acquisition of Supreme Discovery Group Limited.”

Review, Approval or Ratification of Transactions with Related Parties

The terms of the transactions described above were negotiated on an arm’s length basis.  Pursuant to the terms of each respective transaction, the above named principal of the acquired target company became a related party.  Accordingly, at the time of the approval of each respective transaction by our Board of Directors, that person was not a member of our Board of Directors.   We have adopted a policy that requires the review and approval of related party transactions by our independent directors.

Director Independence

On January 12, 2010, our Board of Directors of the Company appointed Messrs. Koe, Fan, Klees and Fernandes and on January 15, 2010, appointed Mr. Perkins (the “Independent Directors”) to serve as independent directors.  Each of Messrs. Fan, Fernandes, Klees, Koe and Perkins are independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc., as well as under Section 303A.02 of the NYSEAmex Listed Company Manual (the “Independent Directors”).

Item 14.                Exhibits and Reports on Form 8-K

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

9.  Form 8K filed on November 17, 2009 announcing that FINRA had agreed to process the company name change to ONE Bio, Corp. and affect the 5 for 1 reverse stock split previously reported.  Additionally, the company announced filing an application for listing its common stock on the NASDAQ capital markets.

10. Form 8K filed on December 21, 2009 announcing a revised agreement with UGTI regarding the preferred share purchase agreement.  Additionally, the Company also announced a revision to the preferred share purchase agreement with Green Planet Bioengineering, Co. Limited.

11. Form 8K filed on January 12, 2010 announcing the appointment of Qingsheng Fan, James Fernandes, Jan Koe and Frank Klees to the Company’s Board of Directors.

12. Form 8-A filed on January 15, 2010 application for common shares at par value of $0.001 to be registered on NASDAQ stock market.

13.  Form 8K filed on January 19, 2010 announcing initial closing of a financing transaction with UTA Capital and Udi Toledino.  Additionally, the Company announced the addition of John Perkins to the Board of Directors.

14. Form 8K filed on January 25, 2010 announcing American Stock Transfer as the new transfer agent for the Company.  Additionally, the Company announced its new address in Aventura Flordia.

15.  Form 8K filed on February 17, 2010 announcing its issuance of $3,000,000 of the Company’s secured 8% convertible notes.

Item 15.                 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $110,000 and $50,000 respectively.

The aggregate fees billed for the fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-QSB’s was $12,500.

Audit Related Fees
None

Tax Fees
None

All Other Fees
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2010.

ONE Bio, CORP.

Date: March 30, 2010	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: March 30, 2010	By: /s/	Michael Wieingarten
Michael Weingarten
Chairman of the Board

Date: March 30, 2010	By: /s/	Min Zhao
Min Zhao
Director

Date: March 30, 2010	By: /s/	Qingsheng Fan
Qingsheng Fan
Director

Date: March 30, 2010	By: /s/	James Fernandes
James Fernandes
Director

Date: March 30, 2010	By: /s/	Frank Klees
Frank Klees
Director

Date: March 30, 2010	By: /s/	Jan Koe
Jan Koe
Director

Date: March 30, 2010	By: /s/	John Perkins
John Perkins
Director

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

DECEMBER 31, 2009

CONTENTS

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Consolidated Statement of Shareholders’ Equity	4

Notes to the Consolidated Financial Statements	5 – 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
One Bio, Corp.

We have audited the accompanying consolidated balance sheets of One Bio, Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Bio, Corp. as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 19, 2010

One Bio, Corp.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$4,928,968	$665,568
Receivables	12,006,585	4,429,887
Inventory	2,976,031	431,569
Loans Receivable	4,223,863	-
Prepaid expenses	3,382,882	-

Total current assets	27,518,329	5,527,024
Property, plant and equipment, net	5,557,911	3,144,067
Land use rights	1,106,056	7,841,214
Goodwill	3,974,908	-
Intangible assets	682,058	159,159
Deposits for acquisition of intangible assets	161,151	161,370
Other Assets	15,633,438	8,977

TOTAL ASSETS	$54,633,851	$16,841,811

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts Payable and accrued liabilities	$4,331,973	$2,278,571
Loans payable- current portion	12,868,796	161,505
Deferred revenues	62,995	63,081
Deferred taxes	(29,192)	-

Total current liabilities	17,234,572	2,503,157
Loans payable	4,215,855	-
Deferred taxes	101,100	-

TOTAL LIABILITIES	21,551,527	2,503,157

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,171,990	29,172	14,422
shares in 2009 and 14,421,667 shares in 2008
Additional paid-in capital	16,197,666	5,116,175
Statutory reserve	1,740,016	848,550
Accumulated other comprehensive income	1,495,835	1,476,159
Retained earnings	9,965,874	6,883,348
Total shareholders’ equity of the company	29,428,563	14,338,654
Non-Controlling Interest	3,653,761	-
TOTAL EQUITY	33,082,324	14,338,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,633,851	$16,841,811

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Revenues	$22,073,219	$10,401,530
Cost of sales	12,089,029	3,939,610

Gross profits	9,984,190	6,461,920

Operating expenses
General and administrative expenses	1,110,991	1,117,729
Research and development expenses	378,497	444,404
Selling and marketing expenses	1,035,949	247,991

	2,525,437	1,810,124

Income from operations	7,458,753	4,651,796
Interest and financing expense	(230,340)	(151,814)
Interest income	36,633	14,141
Other income	147,236	59,095

Income before income taxes	7,412,282	4,573,218
Provision for income taxes	(2,027,309)	(1,222,919)

Net income	5,384,973	3,350,299

Net income attributable to non-controlling interest	(612,159)	-

Net income attributable to Company	$4,772,814	$3,350,299

Earnings per share
- Basic	$0.16	$0.24

- Diluted	$0.14	$0.22

Weighted average number of shares outstanding :
- Basic	29,171,991	14,193,831

- Diluted	33,397,991	15,220,563

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$5,384,973	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(37,286)	747,343

Comprehensive income	5,347,687	4,097,642
Comprehensive income attributable to noncontrolling interest	(612,159)	-

Comprehensive income attributable to the Company	$4,735,528	$4,097,642

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net Income	$4,772,814	$3,350,299
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation	255,555	206,592
Amortization of intangible assets	64,056	39,546
Amortization of land use rights	62,495	22,971
Amortization of lease prepayments	254,911
Non controlling interest	612,158	-
Deferred taxes	112,528	16,206
Share-based compensation	50,470	182,239
Changes in operating assets and liabilities :
Accounts receivable, net	(1,402,183)	(2,047,083)
Loan receivables	(1,370,836)	-
Prepaid and other current assets	(3,031,568)
Inventories	(693,235)	278,001
Accounts payables and accrued expenses	304,499	(155,609)
Loans payable	2,380,363
Amount due to a related party		(34,380)
Income tax payable		(139,929)
Deferred revenue	(86)	(14,415)

Net cash flows provided by operating activities	2,371,941	1,704,438

Cash flows from investing activities
Payments to acquire intangible assets	(479,426)	(245,055)
Payments to acquire property, plant and equipment	(844,615)	(1,586)
Cash acquired from acquisition	1,908,338	-
Investment for acquisition of land use rights	(3,205,052)	-

Net cash flows used in investing activities	(2,620,755)	(246,641)

Cash flows from financing activities
Issue of common stock	1,754,000	140,000
Issue of capital by Sanming Huajian	-	625,290
Proceeds of bank loans	1,860,561	288,300
Repayments of government loans	(146,700)	(288,300)
Repurchase and cancellation of common shares	(740,000)	-
Repayments of other loans		(1,917,195)
Proceeds from notes payable	1,820,875	-
Reverse takeover capitalization	-	-
Exercise of warrants	764	-
Advances from a stockholder	-	(25,481)

Net cash flows used in financing activities	4,549,500	(1,177,386)

Effect of foreign currency translation on cash and cash equivalents	(37,286)	52,076

Net increase in cash and cash equivalents	4,263,400	332,487
Cash and cash equivalents - beginning of year	665,568	333,081

Cash and cash equivalents - end of year	$4,928,968	$665,568

Supplemental disclosures for cash flow information:
Cash paid for interest	$80,474	$151,382
Cash paid for Income taxes	$1,904,477	$1,346,641

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

					Accumulated
	Common stock		Additional		other		Total	Non
	Number		paid-in	Statutory	comprehensive	Retained	Shareholders’	Controlling
	of shares	Amount	capital	reserve	income	earnings	Equity	Interest	Total

Balance, January 1, 2008	14,141,667	$14,142	$4,118,926	$481,912	$728,816	$3,899,687	$9,243,483	$-	$9,243,483
Recapitalization	90,000	90	675,200	-	-	-	675,290		675,290
Issue of common shares for cash	140,000	140	139,860	-	-	-	140,000		140,000
Issue of common shares for							-		-
services rendered	50,000	50	12,450	-	-	-	12,500		12,500
Issue of warrants for services	-	-	169,739	-	-	-	169,739		169,739
Appropriation of statutory reserve	-	-	-	366,638	-	(366,638)	-		-
Unrealized foreign currency gain	-	-	-	-	747,343	-	747,343		747,343
Net income	-	-	-	-	-	3,350,299	3,350,299	-	3,350,299

Balance, December 31, 2008	14,421,667	$14,422	$5,116,175	$848,550	$1,476,159	$6,883,348	$14,338,654	$-	$14,338,654

Capitalization of the reporting
issuer via the reverse takeover	8,177,676	8,177	(1,898,914)	(147,089)	(36,839)	(1,423,919)	(3,498,584)	2,737,267	(761,317)
Issuance of shares for cash upon the exercise of warrants	763,700	764					764		764
Issuance of shares upon the
acquisition of assets	3,640,000	3,640	11,303,904	91,589	93,801	1,294,796	12,787,730	304,335	13,092,065
Issuance of common shares for cash	1,876,000	1,876	1,752,124				1,754,000		1,754,000
Issuance of common shares for services	440,947	441	50,029				50,470		50,470
Purchase of common shares
for cancellation	(148,000)	(148)	(125,652)			(614,200)	(740,000)		(740,000)
Appropriation of statutory reserve				946,966		(946,966)	-		-
Unrealized foreign currency gain					(37,286)		(37,286)		(37,286)
Net income						4,772,815	4,772,815	612,159	5,384,974

Balance, December 31, 2009	29,171,990	$29,172	$16,197,666	$1,740,016	$1,495,835	$9,965,874	$29,428,563	$3,653,761	$33,082,324

See Notes to Consolidated Financial Statements

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	Organization and Basis of Presentation

Description of the Business
One Bio, Corp. (formerly ONE Holdings, Corp), (formerly Contracted Services, Inc.) (“ONE” and/or the “Company”) was incorporated June 30, 2000 in the State of Florida as Contracted Services, Inc. and changed its name to ONE Holdings, Corp. on June 9, 2009 and subsequently on November 16, 2009 changed its name to ONE Bio, Corp.  ONE and its subsidiaries (collectively the “Corporation” or “Company”) are utilizing green processes to produce raw chemicals and herbal extracts, natural supplements and organic products. Corporation is focused on the Asia Pacific region. The Corporation’s key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation
In a series of transactions that were completed on July 22, 2009, ONE completed a transaction with Green Planet Bioengineering Co., Ltd. (“GPB”) of Delaware and Abacus Global Investments, Corp. (“Abacus”) of Florida.  These transactions were accounted for as a reverse acquisition as the control of the Corporation was acquired by Abacus and the former shareholders of GPB.  The Corporation’s name was changed to One Holdings, Corp. from Contracted Services, Inc. on June 4, 2009 and subsequently changed to ONE Bio, Corp on November 16, 2009.  Although legally, ONE is regarded as the parent, GPB, whose shareholders along with Abacus, now hold more than 91% of the voting shares of the Corporation, is treated as the acquirer under US GAAP.  Consequently, ONE is deemed a continuation of GPB and control of the assets and business of ONE is deemed to have been acquired in consideration for the issuance of the shares.

During the year ended December 31, 2009, the ONE completed two acquisitions: (i) on September 3, 2009, ONE completed the purchase of 99.75% of Trade Finance Solutions Inc; and (ii) on September 27, 2009, ONE completed the purchase of 83.3% of Supreme Discovery Group Limited (“Supreme”) and subsequently increased its ownership of Supreme to 98% effective September 27, 2009.  ONE’s consolidated financial statements incorporate the results of these acquisitions, as of the acquisition date.  See “Note 8 - Acquisitions” for the unaudited condensed pro-forma results these acquisitions for the fiscal years ended December 31, 2008 and 2007.

ONE’s consolidated financial statements include the accounts of all of its majority owned subsidiaries and the accounts of its variable interest entities, of which ONE is the primary beneficiary.  All intercompany balances and transactions have been eliminated on consolidation.  The functional currency of ONE’s foreign subsidiaries is in the United States Dollar, Canadian Dollar and Chinese Yuan.  Certain prior year balances have been reclassified to conform to current year presentation.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Loans and Receivables
The assets are non-derivatives financial assets resulting from the delivery of cash or other assets by the lender to a borrower in return for a promise to repay on a specific date or dates, or on demand.  .  They are initially recognized at fair value and subsequently carried at amortized cost, using the effective interest method, less any provision for impairment.  These assets are at fair value and management believes there is no impairment as of December 31, 2009.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Impairment of Long-lived Assets
In accordance with ASC Topic 360 Formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of December 31, 2009 as well as December 31, 2008, respectively.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	Summary of Significant Accounting Policies - continued

Revenue Recognition
The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) ASC Topic 605 Formerly Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable. The Company recognizes sales revenue when goods are shipped or ownership has transferred.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.           Summary of Significant Accounting Policies - continued

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.           Summary of Significant Accounting Policies - continued

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	Summary of Significant Accounting Policies - continued

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  .  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	Summary of Significant Accounting Policies - continued

In December 2009, the FASB has published ASU 2010-16 ““Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improved disclosure requirements related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	Supplemental Cash Flow Information

For the Year Ended December 31,	2009	2008

Supplemental disclosure

Interest paid	$80,474	$151,382
Income taxes paid	$1,904,477	$1,346,641
Non-cash transactions
TFS Net assets acquired	$3,593,339	—
UGTI net assets acquired	$11,443,822	—

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.	Accounts Receivables

	December 31, 2009	December 31, 2008
Accounts receivables	$12,017,848	$4,429,887
Allowances for doubtful accounts	(11,263)	(—)
Accounts receivable, net	$12,006,585	$4,429,887

5.	Inventory

	December 31, 2009	December 31,2008
Raw material	$140,759	$101,280
Packaging material	59,954	—
Work in progress	2,610,245	294,798
Finished goods	165,073	35,491
	$2,976,031	$431,569

6.	Property, Plant and Equipment

	December 31, 2009	December 31, 2008
Building and structural components	$3,580,686	$1,928,892
Machinery	1,806,118	860,407
Office equipment and furniture	306,685	97,514
Vehicles	109,590	92,851
	5,803,079	2,979,664
Less: accumulated depreciation	(1,130,912)	(546,505)
	4,672,167	2,433,159
Construction in progress	885,744	710,908
	$5,557,911	$3,144,067

6.	Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the Year Ended December 31,	2009	2008
Cost of sales	$158,517	$116,137
Administrative expenditures	96,942	90,455

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	December 31, 2009	December 31, 2008
Technology	$871,680	$286,065
Software	5,304	3,183
	876,984	289,248
Less: accumulated amortization	(194,926)	(130,089)
	$682,058	$159,159

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $104,748 per year.

8.	Acquisitions

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

8.           Acquisitions - continued

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

The TFS acquisition is being accounted for as a subsidiary of ONE.  The Company has recorded the balance of TFS balance sheet on the date of the acquisition at fair value.  The following is the analysis of the fair value.  The acquisition is being accounted for as a purchase acquisition as required by ASC Topic 805, formerly SFAS 141R.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	At Acquisition	Fair Value	Fair Value
		Adjustment

Assets Acquired
Cash and cash equivalents	$280,619	-	280,619
Receivables	1,164,844	-	1,164,844
Loan receivable	2,828,597	-	2,828,597
Prepaid expense	110,664	-	110,664
Property and equipment	13,277	-	13,277
Total assets acquired	4,398,001	-	4,398,001

Liabilities Acquired
Accounts payable	204,610	-	204,610
Loans payable	4,576,313	-	4,576,313
Total liabilities acquired	4,780,923	-	4,780,923

Net fair value of assets acquired	(382,922)	-	(382,922)
Goodwill	3,976,261	-	3,976,261
Purchase Price	$3,593,339	-	3,593,339

Analysis of Current Assets Item	Comment
Cash	The book value of cash approximates its fair value.
Trade receivables
These amounts are comprised of accounts receivables with maturity dates within following few months.  The interest rate is commensurate with the risk associated with the debtor.  The issue dates of these financial instruments are recent and thus the required yield on new loans to the debtors is relatively the same as that of the current yields on these financial instruments.  Thus, the trade receivable carrying value approximates their fair value, and therefore no adjustment is required.

Loan receivables
The maturity dates of these amounts is within the next 6 to 12 months with interest rates at competitive market rates.  The interest rate is commensurate with the risk associated with the debtor.  The issue dates of these financial instruments are recent and thus the required yield on new loans to the debtors is relatively the same as that of the current yields on these financial instruments.  Thus, the loans receivable carrying value approximates their fair value, and therefore no adjustment is required.

Prepaid expenses
A review of the prepaid expenses indicates that they will be expensed within the following 12 months from the date of acquisition, and thus no adjustment is required and the book value approximates the fair value.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Analysis of Property and Equipment
Property and equipment consists primarily of office furniture, computer equipment and software with a total book value of $13,277.  An analysis of the book value items which comprise these assets equal the fair value, and therefore no adjustment is required.

Analysis of Current Liabilities Item	Comment
Accounts payables
These amounts are comprised of trade payables, and accrued liabilities that are non-interest bearing, with a maturity date of less than a few months.  Therefore, the trade payables carrying values approximates their fair values.

Demand loan payables
These amounts are due on demand with various interest rates.  The issue dates of these financial instruments are recent and thus the required yield on new loans is relatively the same as that of the current yields on these financial instruments.  Therefore, the demand loans payables carrying value approximate their fair value.

Based on the above analysis, it is our conclusion that the book values on the balance sheet of TFS approximate their fair value.

The purchase price was settled with:

Estimated cash to be paid between March 2010 and February 2011	$3,000,000

1,000,000 Common shares to be issued between March 2010 and February 2011	593,339
$3,593,339

8.	Acquisitions - continued

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Pursuant to the UGTI Agreement, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to UGTI in exchange for (i) cash in the amount of $1,238,400, (ii) 17,200,000 shares of our common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of our shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of our stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement.

JLF is an award-winning green-technology enterprise that specializes in the highly profitable production of organic products and fertilizers based on bamboo.  JLF's products reflect the growing global trend for organic food and health products.  JLF holds lush bamboo land contracts of nearly 6,635 acres in Fujian province, one of China's largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certifications from China (HACCP), Japan (JAS) and Europe (EFSA).  JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution, and taking it further by developing organic fertilizers from bamboo skins to eliminate its waste.  This led to JLF being named the “Forestry Enterprise of the Year” for 2009 in Fujian Province China

8.	Acquisitions - continued

The Supreme acquisition is being accounted for as a subsidiary of ONE.  The Company has recorded the balance of Supreme balance sheet on the date of acquisition at fair value.  The following is an analysis of the fair value.  The acquisition is being accounted for as a purchase acquisition as required by ASC 805 formerly SFAS 141R.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	At Acquisition	Fair Value Adjustment	Fair Value
Assets Acquired
Cash and cash equivalents	$1,627,719	-	1,627,719
Receivables	5,141,023	-	5,141,023
Inventory	1,851,227	-	1,851,227
Prepaid expense	188,809	-	188,809
Other Assets	7,929,451	-	7,929,451
Total assets acquired	16,738,229	-	16,738,229

Liabilities Acquired
Bank indebtedness	731,112	-	731,112
Accounts payable	806,812	-	806,812
Loans payable	1,462,223	-	1,462,223
Total liabilities acquired	3,000,147	-	3,000,147

Net fair value of assets acquired	13,738,082	-	13,738,082
Non‐controlling interest	(2,294,260)	-	(2,294,260)
Purchase Price	$11,443,822	-	11,443,822

Analysis of Current Assets Item	Comment
Cash	The book value of cash approximates its fair value.
Trade receivables
These amounts are comprised of accounts receivables arising from the sale of the Company’s goods with maturity dates within following few months and non-interest bearing.  The invoice dates of these financial instruments are recent.  Thus, the trade receivable carrying value approximates their fair value, and therefore no adjustment is required.

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

As the book value approximates the fair value, no adjustment is required.

Prepaid expenses
Prepaid expenses of $188,809 is comprised of land use rights representing the purchased rights to use land granted PRC land authorities.  Such amount is anticipated to be recognized as expenses during the following 12 months.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Analysis of Property and Equipment
Property and equipment consists primarily of $1,382,785 in buildings, $414,159 in machinery and equipment, $51,373 in office equipment and $609 in vehicles with a total book value of $1,848,926.  An analysis of the book value of the items which comprise these assets approximates their fair value, and therefore no adjustment is required.

Analysis of Intangible Assets
Intangible assets consist of $106,142 in land use rights and $1,167 in software with a total book value of $107,309.  An analysis of the book value of the items which comprise these assets approximates their fair value.

Analysis of Restricted Cash
Restricted cash consist of a term deposit which matures December 26, 2009 and thus the book value of $451,827 approximates its fair value.

Analysis of Current Liabilities Item	Comment
Accounts payables
These amounts are comprised of trade payables, and accrued liabilities that are non-interest bearing, with a maturity date of less than a few months.  Therefore, the trade payables carrying values approximates their fair values.

Short term loan	This amount is due April 17, 2010 carrying an interest rate of 6.11%. Due to the short maturity term of this financial obligation the short term loan’s carrying value approximate its fair value.
Bank notes payables
This is amount is due to Rural Credit Cooperatives of Jian Ou City and is payable December 26, 2009.  Due to the short maturity term of this financial obligation the bank notes payable’s carrying value approximate its fair value.

Based on the above analysis, it is our conclusion that the book values on the balance sheet of Supreme Discovery Group approximate their fair value.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

8.	Acquisitions - continued

c) Pro-forma

The following is a condensed pro-forma statement of operations for the 12 month period ended December 31, 2009 and 2008, had the above transactions taken place during entire reporting periods.

For the 12 months Period Ended December 31,	2009	2008
Revenues	$39,354,753	$34,839,128
Cost of goods sold	23,031,507	(20,534,124)
Gross profits	16,323,246	14,305,004
Operating expenses	4,514,023	3,835,126
Operating profits	11,809,223	10,469,878
Non-operating expenditures	(155,704)	(92,539)
Income before taxes	11,653,519	10,377,339
Provision for income taxes	(3,088,683)	(2,679,642)
Non-controlling interest	(612,158)	(656,794)
Net income	$7,952,687	$7,040,903

Pro-forma earnings per share	$0.27	$0.24

9.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets.  Goodwill was recorded with the purchase of TFS.

Balance December 31, 2008	$—
Acquisition of TFS	3,974,908
Balance December 31, 2009	$3,974,908

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

10.	Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in RMB.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  As of December 31, 2009, the cash on deposit but restricted as to access was $388,227.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	December 31, 2009	December 31, 2008
CCB	$1,465,008	$—
Financial Institution	1,860,561	—
Rural Cooperative	732,504	146,700
Reverse Acquisition of GPB	980,349	—
Acquisition of TFS	3,000,000	—
Acquisition of Supreme	2,438,400	—
Financial Services	6,449,880	—
Other	157,950	14,805
Total	17,084,652	161,505
Loans Payable, current portion	12,868,796	161,505

Loans Payable, less current portion	$4,215,856	$—

The Company has long term loans payable in 2011 and 2012 of $1,715,856 and $2,500,000 respectively.

CCB - The amount represents borrowings from a financial institution and accrues interest at 6.11%.  The borrowing matures on April 17, 2010.

Financial Institution - The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.  The loan of $659,254 is secured by a guarantee company.  The Company has pledged its plant and equipment with carrying value of $750,592 and paid a counter guarantee of $146,451 to the guarantee company.  The guarantee company charges a fee at 1.8% per annum on the loan.  The other loan of $1,201,307 is secured by the Company’s property with carrying value of $1,905,145.

Rural Cooperative - The amounts represent borrowings from the Rural Credit Cooperatives Cooperation of Jian Ou City.  The borrowing matures on July 8, 2010.

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

Acquisition of Supreme - The amounts represent notes issued in connection with the acquisition of Supreme Discovery Group Limited.  There were four notes issued.   One for $180,000 which matures on May 10, 2010 (paid in full January 2010), one for $557,280 which matures on September 22, 2010, one for $1,020,000 which matures on November 10, 2010,  and one for $681,120 which matures on September 22, 2011.

Financial Services - The amounts represent loan term borrowings to fund the financial services activities of our financing subsidiary, Trade Finance Services, Inc.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Other - The amounts are payable to shareholder and related parties.  The amounts are interest-free, unsecured and payable on demand.

12.	Loans Receivable

The bulk of our notes receivable are generated through the operations of our financing business unit.  That unit’s primary business activity involves providing creating financing solutions including purchase order financing, fulfillment services and factoring or invoice discounting to commercial enterprises.  Accordingly, the financing business unit documents its financing activities through a series of notes issued by its customers. These notes are issued at market rates, based on the creditworthiness of the customer and mature based on the project and the nature of the underlying collateral. The notes are typically secured by credit insurance and by the assignment of various forms of collateral, such as the proceeds of assigned trade receivables or issued invoices.

13.	Land Use Rights

General
Land Use Rights are generally associated with the long-term use of land underlying a building or production facility in the PRC.  These rights have characteristics similar to a real estate property deed under western law in that they are:

1.	paid for at initial acquisition
2.	have an extended life, up to 50 years
3.	generally relate to a building or production facility
4.	may be pledged as collateral for debt
5.	require no further payments by the owner unless the land usage or building configuration is modified

They differ from a real estate property deed in that:

1.	the transfer of use rights is not permanent
2.	and therefore they are amortized over their life.

Sanming Hujian Bio-Engineering, Co., Ltd.
In July 2004, the Company acquired land use rights to construct its main operating and production facilities for $1,122,540. The land use rights expire in 2054. The Company recognizes $22,451 in expense annually as amortization of its land use rights. The Company has pledged its land use rights as collateral according to a short term borrowing agreement with the Rural Credit Cooperative.

Jianou Lujian Foodstuff, Co.
In January 2004, the Company acquired land use rights to construct its main operating and production facilities for $138,645.   The land use rights expire in 2054. The Company recognizes the expense annually as amortization of its land use rights. The Company has pledged its land use rights as collateral according to a loan agreement with the Jianou Sub-Branch of China Construction Bank.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14.	Other Assets

Other assets consist of the following:

Land Lease Rights
Green Planet	$9,502,044
UGTI	5,567,031
Restricted Cash	388,227
Other	176,136

Total Other Assets	$15,633,438

General
Other assets include items which also represent the right to use land but typically these rights have characteristics similar to real estate leases under western law in that they are:
1.	paid for through a series of interim payments that permit continued use
2.	may have long lives, up to 30 years, but are less than Land Use rights
3.	generally relate to agricultural uses

Forestry Bureau of Sanming City
In July 2009 the Company entered into 2 land use agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations. The agreement provides for payments every five years of $9,083,051 and will expire in 2039. As part of this agreement, the Company was required to prepay the first five year leasing period of $9,502,044 which includes an initial nonrefundable deposit of $1,845,910, which can be offset against the rental of the last year of the last leasing period. Accordingly, the Company recognized the lease expense in its reported operating expenses for 2009 reflecting the amortization of these land use agreements and will recognize $1,799,030 of lease expense in each reporting year thereafter and has the following commitments under the agreements:

Year	Commitment	Amortization
2010	$-	$1,799,030
2011	-	1,799,030
2012	-	1,799,030
2013	-	1,799,030
2014	9,083,051	1,799,030
Thereafter	34,486,294	43,686,545
Total	43,569,345	52,681,695

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Yushan Town (harvest rights)
In 2007 the Company entered into 2 land leasing agreements with Jixi Village and Linkou Village, Yushan Town for exclusive harvest rights to the bamboo shoots and bamboo grown in the plantations based in the two villages, which are an essential botanical raw materials used to support the Company’s operations. The agreement provides for annual payments on an accelerated schedule which is currently at $659,254 and will expire in 2037.  As part of this agreement, the Company was required to make an initial nonrefundable deposit of $8,790,050, of which it has already deposited $5,567,031 leaving $3,223,018 due on May 31, 2010.  The agreement provides that the deposit can be offset against the rental of the last 10 years of the leasing period.  Accordingly, the Company recognized $659,254 of lease expense in its reported operating expenses for 2009 reflecting the annual required rent payment for these harvest rights agreements and has the following commitments under the agreements:

Year	Commitment
2010	$659,254
2011	659,254
2012	725,179
2013	725,179
2014	725,179
Thereafter	11,167,105
Total	14,661,150

15.	Defined Contribution Plan

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

The Company contributed $52,679 and $46,383 for the year ended December 31, 2009 and 2008, respectively.

16.	Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	For the years ended December 31
	2009	2008
Repurchase of 148,000 common shares	$740,000	$—
Proceeds paid to an entity whose director is a shareholder	4,709	3,460
Interest expense	—	37,840

	December 31, 2009	December 31, 2008
Demand loans with no interest and recorded within loans payable	157,950	14,805

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

17.	Capital Stock

The Corporation is authorized to issue 150,000,000 common shares with a par value of $0.001.  Each common share entitles the holder to one vote.

During the year ending December 31, 2009, the Corporation had the following capital transactions:
1.
issued 600,000 units for gross proceeds of $450,000, where each unit is comprised of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share at a price of $5.00 prior to July 31, 2012;

2.	issued 3,442,043 common shares for the acquisition of 78.28% of GPB’s common shares, in addition 1,004,808 common shares for 5,000,000 GPB Preferred shares which are eliminated upon consolidation;
3.	reserved 200,000 common shares for the acquisition of 99.75% of TFS that are to be issued at a future date based upon the profitability of TFS;
4.
issued 760,000 units for gross proceeds of $570,000, where each unit is comprised of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one additional common share at a price of $5.00 prior to July 31, 2012;

5.	issued 3,440,000 common shares for the acquisition of 83.3% of Supreme; and
6.	issued 4,447 common shares for services, with a value of $13,340.
7.	issued 536,000 shares of common stock for gross proceeds of $732,000, and 336,000 warrants valued at $1,920,000.
8.	issued 8,000 common shares for finder fees valued at $24,000
9.	issued 428,500 common shares to management and employees valued at $13,130.

In addition, the Corporation  repurchased 148,000 common shares at a total cost of $740,000, which it has subsequently cancelled.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

18.	Warrants

The warrants that are issued and outstanding as at December 31, 2009 are as follows:

Number of	Exercise
Warrants	Price	Warrant Type	Issuance Date	Expiration Date	Fair Value
600,000	$5.00	Investor	July 2009	July 30, 2012	$32,176
760,000	5.00	Investor	September 2009	September 9, 2012	39,342
336,000	5.00	Investor	December 2009	December 7, 2012	16,800
1,696,000					$88,318

The fair value of warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the warrants.

19.	Statutory Reserve

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

21.	Contingencies

From time to time, the Corporation may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Corporation.  As of December 31, 2009, no material claims were outstanding.

22.	Segmented Information and Major Customers

The Corporation uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Corporation’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Corporation’s reportable segments.  Accordingly, in accordance with ASC Topic 280-10 “Segment Reporting”, the Corporation’s operations comprises of three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, China and the United States.

The following represents the segmented information based on geographical distribution as at December 31:

2009	Asia	North America	Total
Sales	$19,402,733	$2,670,485	$22,073,218
Operating profit	8,008,818	152,667	8,161,485

Corporate expenses, including amortization)			702,732
Interest/other expense			46,471
Income before income taxes and non-controlling interest			7,412,282
Assets	$41,650,473	$12,983,378	$54,633,851

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2008	Asia	North America	Total
Sales	$10,401,530	$—	$10,401,530
Operating profit	4,651,796	—	4,651,796

Corporate expenses, including amortization)			—
Interest/other expense			78,578
Income before income taxes and non-controlling interest			4,573,218
Assets	$16,841,811	$—	$16,841,811

      22.         Segmented Information and Major Customers - continued

The following represents the segmented information based on operating segments as of December 31;

2009	Herbal and Chemical Extracts	Organic Products	Financing	Corporate	Total
Sales	$13,297,616	$6,105,117	$2,670,485	$—	$22,073,218
Operating profit	5,941,181	2,067,637	152,667	—	8,161,485

Corporate expenses, including amortization)					702,732
Interest/other expense					46,471
Income before income taxes and non-controlling interest					7,412,282
Assets	$34,103,266	$7,547,207	$7,748,681	$5,234,697	$54,633,851

2008	Herbal and Chemical Extracts	Organic Products	Financing	Corporate	Total
Sales	$10,401,530	$—	$—	$—	$10,401,530
Operating profit	4,651,796	—	—	—	4,651,796

Corporate expenses, including amortization)					—
Interest/other expense					78,578
Income before income tax and non-controlling interest					4,573,218

Assets	$16,841,811	$—	$—	$—	$16,841,811

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

During the year ended December 31, 2009, the Company had no sales to any customer that exceeded 10% of total revenues.

23.	Subsequent Events

Effective January 12, 2010 the Company announced that Quingsheng Fan, James Fernandes, Jan Koe and Frank Klees were appointed to the Board of Directors.

  On January 13, 2010, ONE Bio, Corp. (the “Company”) held an initial closing (“Initial Closing”) of a financing transaction entered into with certain investors including UTA Capital LLC and Udi Toledano (collectively the “Investors” and together with the Company, the “Parties”). In Connection with the financing transaction, the Parties executed a Securities Purchase and Registration Rights Agreement (“SPA”).  Pursuant to the SPA upon the occurrence of certain events, the Company agreed to issue and the Investors agreed to purchase between Two Million Dollars ($2,000,000) to Three Million Dollars ($3,000,000) of the Company’s secured 8% convertible notes (“Notes”).  The Notes bear interest at a rate of 8% per annum, mature nine (9) months from the Initial Closing and provide the Investors with certain registration rights.  The principal amount of and all accrued interest under the Notes may be convertible, at the option of the Investors, at any time or from time to time, in whole or in part, into Company Common Stock (“Conversion Shares”) at the then effective Conversion Price.  The initial Conversion Price shall be the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Initial Closing (each, a “New Financing”).  Pursuant to the SPA, the Company also issued to the Investors five (5) year warrants (“Warrants”) to purchase an aggregate of 49,366 shares of the Company’s common stock at an exercise price of $6.077 per share.  At the Initial Closing, the Company issued to the Investors Three Hundred Thousand Dollars ($300,000) of its Notes and certain of the Company’s principal shareholders pledged an aggregate of six million (6,000,000) shares of their shares of the Company Common Stock as security for the initial financing.  Upon the funding of the aggregate minimum of Two Million Dollars ($2,000,000), certain of the Company’s assets will also be pledged security for the Notes.

The Company and the Investors also agreed that, depending upon the aggregate amount of Notes purchased by the Investors, the proceeds will be used as follows (i) at least $1.7 million will be used to pay the remaining unpaid registered capital of the Company’s GP WFOE prior to any other proceeds of such Closing being applied for any other purposes; (ii) to the extent there are additional proceeds, approximately $0.18 million of such additional proceeds shall be used to pay a portion of the remaining unpaid registered capital of the Company’s UGTI WFOE prior to any other proceeds of such Closing being applied for any other purposes; and (iii) any remaining unpaid registered capital of the Company’s UGTI WFOE will be paid from the proceeds of the New Financing.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

 On February 17, 2010, the Company issued a press release announcing that on February 11, 2010, it held the final closing of the financing transaction pursuant to that certain Securities Purchase and Registration Rights Agreement (“SPA”) entered into with certain investors including UTA Capital LLC (collectively the “Investors” and together with the Company, the “Parties”) dated January 13, 2010.  Pursuant to the final closing, the Company issued and the Investors purchased Two Million Seven Hundred Thousand Dollars ($2,700,000) of the Company’s secured 8% convertible notes (“Notes”) and the Company issued to the Investors warrants (“Warrants”) to purchase an aggregate of 444,298 shares of the Company’s Common Stock at an exercise price of $6.077 per share.  The Notes and the Warrants issued pursuant to the final closing on February 11, 2010, were issued pursuant to the SPA and provide for the same terms and conditions as the notes and warrants issued pursuant to the initial closing under the SPA held on January 13, 2010. The cost of the financing totalling $375,000 as well as the value of the warrants, being $722,462, will be capitalized as a reduction of the funds raised and amortized as financing expense during the term of the loan.

Effective January 16,  2010, the Company announced the appointment of John Perkins to the Board of Directors.

Effective January 25, 2010 ONE Bio, Corp. (the “Company”) appointed American Stock Transfer & Trust Company (“AST”) of NY, NY, as the Company’s new transfer agent.  AST replaces Pacific Stock Transfer which was the Company’s transfer agent up to that date.

Effective January 25, 2010, the Company also changed its registered address now located at 20900 NE 30th Ave., Suite 842, Aventura, FL 33180.

