Form 10-Q
period 2010-03-31
ONE Bio, Corp.
filed 2010-05-17
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2010
Commission file number 333-136643

ONE BIO, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W Country Club Drive, Suite 100, Aventura, Florida 33180
(Address of Principal Executive Offices)	(Zip Code)

(877) 544-2288
(Registrant’s Telephone Number, Including Area Code)

29900 NE 30th Avenue Suite 842 Aventura Florida 33180
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

The number of shares of common stock outstanding as of May 12, 2010 was 30,652,311.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

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

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

One Bio, Corp.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$8,209,731	$4,928,968
Receivables	12,458,921	12,006,585
Inventory	5,793,606	2,976,031
Loans Receivable	2,476,588	4,223,863
Prepaid expenses	5,688,480	3,382,882

Total current assets	34,627,326	27,518,329
Property, plant and equipment, net	5,679,256	5,557,911
Land use rights	1,099,860	1,106,056
Goodwill	3,974,908	3,974,908
Intangible assets	655,775	682,058
Deposits for acquisition of intangible assets	161,153	161,151
Other Assets	15,289,417	15,633,438

TOTAL ASSETS	$61,487,695	$54,633,851

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts Payable and accrued liabilities	$5,735,277	$4,331,973
Loans payable- current portion	15,882,391	12,868,796
Deferred revenues	62,996	62,995
Deferred taxes	55,804	(29,192)

Total current liabilities	21,736,468	17,234,572
Loans payable	4,215,856	4,215,855
Deferred taxes	125,450	101,100

TOTAL LIABILITIES	26,077,774	21,551,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share
Issued and outstanding : 10,000 and 0 shares at March 31, 2010 and December 31, 2009	10	-
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,176,396 and 29,171,990 shares at March 31, 2010 and December 31, 2009	29,177	29,172
Additional paid-in capital	16,890,581	16,197,666
Statutory reserve	1,740,016	1,740,016
Accumulated other comprehensive income	1,365,975	1,495,835
Retained earnings	11,536,546	9,965,874
Total shareholders’ equity of the company	31,562,305	29,428,563
Non-Controlling Interest	3,847,616	3,653,761
TOTAL EQUITY	35,409,921	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,487,695	$54,633,851

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended March 31,
	2010	2009

Revenues	$11,162,507	$2,297,621
Cost of sales	7,054,796	852,686

Gross profits	4,107,711	1,444,935

Operating expenses
General and administrative expenses	1,116,844	212,215
Research and development expenses	60,388	36,466
Selling and marketing expenses	37,637	56,031

	1,214,869	304,712

Income from operations	2,892,842	1,140,223
Interest and financing expense	(199,109)	(88)
Interest income	3,838	249
Other income	(164,129)	-

Income before income taxes	2,533,442	1,140,384
Provision for income taxes	(702,515)	(297,659)

Net income	1,830,927	842,725

Net income attributable to non-controlling interest	(193,855)	-

Net income attributable to Company	$1,637,072	$842,725

Earnings per share
- Basic	$0.06	$0.05

- Diluted	$0.05	$0.05

Weighted average number of shares outstanding :
- Basic	29,172,029	17,210,216

- Diluted	33,507,717	17,210,216

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$1,830,927	$842,725
Other comprehensive income
Unrealized foreign currency gain (loss)	(129,861)	(19,500)

Comprehensive income	1,701,066	823,225
Comprehensive income attributable to noncontrolling interest	(193,855)	-

Comprehensive income attributable to the Company	$1,507,211	$823,225

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities
Net Income	$1,830,927	$842,725
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	107,177	52,491
Amortization of intangible assets	26,296	12,880
Amortization of land use rights	6,215	5,836
Amortization of lease prepayments	449,625
Deferred taxes	109,346	(2,805)
Share-based compensation	55,501	13,130
Stock option expense	29,656
Changes in operating assets and liabilities :
Accounts receivable, net	(452,336)	(607,357)
Prepaid and other current assets	(1,684,235)
Inventories	(2,817,575)	46,913
Other assets	(105,604)
Accounts payables and accrued expenses	1,402,866	29,117
Amount due to a related party	(50,152)	879
Income tax payable		48,072
Deferred revenue		-

Net cash flows used by operating activities	(1,092,293)	441,881

Cash flows from investing activities
Payments to acquire property, plant and equipment	(228,107)	-
Loan receivables	1,747,275	-

Net cash flows provided by investing activities	1,519,168	-

Cash flows from financing activities
Proceeds from bridge loan	3,000,000	-
Proceeds of bank loans	586,023	-
Repayments of government loans	-	(146,500)
Repurchase and cancellation of common shares	(80,000)	-
Repayments of bank loans	(342,327)	-
Repayment of notes payable	(180,000)	-
Reverse takeover capitalization	-	-
Exercise of warrants	-	764
Advances from a stockholder	-	-

Net cash flows proved/(used) by financing activities	2,983,696	(145,736)

Effect of foreign currency translation on cash and cash equivalents	(129,808)	(907)

Net increase in cash and cash equivalents	3,280,763	295,238
Cash and cash equivalents - beginning of quarter	4,928,968	665,568

Cash and cash equivalents - end of quarter	$8,209,731	$960,806

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for Income taxes	$-	$252,392

See Notes to Consolidated Financial Statements

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Loans and Receivables
The assets are non-derivatives financial assets resulting from the delivery of cash or other assets by the lender to a borrower in return for a promise to repay on a specific date or dates, or on demand.  .  They are initially recognized at fair value and subsequently carried at amortized cost, using the effective interest method, less any provision for impairment.  These assets are at fair value and management believes there is no impairment as of March 31, 2010.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

MARCH 31, 2010

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

Impairment of Long-lived Assets
In accordance with ASC Topic 360 Formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2010 as well as March 31, 2009, respectively.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Earnings Per Share
Earnings (loss) per common share are reported in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted profit/loss per common share is not provided, when the effect is anti-dilutive.

When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

3.	Supplemental Cash Flow Information

For the Periods Ended March 31,	2010	2009

Supplemental disclosure

Interest paid	$104,917	-
Income taxes paid	$1,089,849	$252,392

Non-cash transaction

Issuance of warrants on convertible notes	$621,363	-

4.	Accounts Receivables

	March 31, 2010	December 31, 2009
Accounts receivables	$12,470,184	$12,017,848
Allowances for doubtful accounts	(11,263)	(11,263)
Accounts receivable, net	$12,458,921	$12,006,585

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

5.	Inventory

	March 31, 2010	December 31,2009
Raw material	$270,286	$140,759
Packaging material	150,233	59,954
Work in progress	5,124,675	2,610,245
Finished goods	248,412	165,073
	$5,793,606	$2,976,031

6.	Property, Plant and Equipment

	March 31, 2010	December 31,2009
Building and structural components	$3,471,763	$3,580,686
Machinery	1,815,670	1,806,118
Office equipment and furniture	437,094	306,685
Vehicles	140,457	109,590
Leasehold Improvement	87,902	-
	5,952,886	5,803,079
Less: accumulated depreciation	(1,232,643)	(1,130,912)
	4,720,243	4,672,167
Construction in progress	959,008	885,744
	$5,679,251	$5,557,911

During the periods, depreciation is included in:

For the Periods Ended March 31,	2010	2009

Cost of sales	$66,182	$62,510
Administrative and R&D Expenses	35,595	27,027

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	March 31, 2010	December 31,2009
Technology	$871,693	$871,680
Software	5,303	5,304
	876,996	876,984
Less: accumulated amortization	(221,221)	(194,926)
	$655,775	$682,058

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $369,729 per year.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

8.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of TFS in the amount of $3,974,908.

March 31, 2010

Balance December 31, 2009	$3,974,908
No impairment on acquisitions	-
Balance March 31, 2010	$3,974,908

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

9.	Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in RMB.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  As of March 31, 2010, the cash on deposit but restricted as to access was $681,239.

10.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	March 31, 2010	December 31, 2009
CCB	$1,465,030	$1,465,008
Financial Institution	1,860,588	1,860,561
Rural Cooperative	1,318,527	732,504
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	3,000,000	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services	6,107,553	6,449,880
Bridge Loan	3,000,000	-
Other	107,800	157,950
Total	20,098,247	17,084,652
Loans Payable, current portion	15,882,391	12,868,796

Loans Payable, less current portion	$4,215,856	$4,215,856

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company has long term loans payable in 2011 and 2012 of $1,715,856 and $2,500,000 respectively.

CCB - The amount represents borrowings from a financial institution and accrues interest at 6.11%.  The borrowing matures on April 17, 2010.

Financial Institution - The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.  The loan of $659,263 is secured by a guarantee company.  The Company has pledged its plant and equipment with carrying value of $725,334 and paid a counter guarantee of $146,503 to the guarantee company.  The guarantee company charges a fee at 1.8% per annum on the loan.  The other loan of $1,201,325 is secured by the Company’s property with carrying value of $1,885,687.

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

Acquisition of TFS - The amount represents the cash consideration due in connection with the acquisition of Trade Finance Solutions, Inc.  Payment is due based on the achievement of certain milestones.

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

Financial Services - The amounts represent borrowings to fund the financial services activities of our financing subsidiary, Trade Finance Solutions, Inc.  These borrowings are obtained by approximately 20 private investors with one year renewable agreements, an interest rate of 12% and secured by a first charge on receivables.

Bridge Loan – The amount represents the borrowings in connection with bridge loan with interest rate of 8% per annum and maturity date of nine months.

Other - The amounts are payable to shareholder and related parties.  The amounts are interest-free, unsecured and payable on demand.

11.	Loans Receivable

The bulk of our notes receivable are generated through the operations of our financing business unit.  That unit’s primary business activity involves providing creative financing solutions including purchase order financing, fulfillment services and factoring or invoice discounting to commercial enterprises.  Accordingly, the financing business unit documents its financing activities through a series of notes issued by its customers.  These notes are issued at market rates, based on the creditworthiness of the customer and mature based on the project and the nature of the underlying collateral.  The notes are typically secured by credit insurance and by the assignment of various forms of collateral, such as the proceeds of assigned trade receivables or issued invoices.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

12.	Land Use Rights

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

Sanming Hujian Bio-Engineering, Co., Ltd.
In July 2004, the Company acquired land use rights to construct its main operating and production facilities for $1,122,557.   The land use rights expire in 2054.   The Company recognizes $22,451 in expense annually as amortization of its land use rights.   The Company has pledged its land use rights as collateral according to a short term borrowing agreement with the Rural Credit Cooperative.

Jianou Lujian Foodstuff, Co.
In January 2004, the Company acquired land use rights to construct its main operating and production facilities for $138,647.   The land use rights expire in 2054.   The Company recognizes the expense annually in the amount of $2,173 as amortization of its land use rights.   The Company has pledged its land use rights as collateral according to a loan agreement with the Jianou Sub-Branch of China Construction Bank.

13.	Other Assets

Other assets consist of the following:	March 31,	December 31,
	2010	2009
Land Lease Rights
Green Planet (CHE)	$9,052,419	$9,502,044
UGTI (OP)	5,387,052	5,567,031
Restricted Cash (Note 9)	681,239	388.227
Other	168,707	176,136

Total Other Assets	$15,289,417	$15,633,438

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

General
Other assets include items which also represent the right to use land but typically these rights have characteristics similar to real estate leases under western law in that they are:
1.	paid for through a series of interim payments that permit continued use
2.	may have long lives, up to 30 years, but are less than Land Use rights
3.	generally relate to agricultural uses

Forestry Bureau of Sanming City
In July 2009 the Company entered into 2 land use agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations.  The agreement provides for payments every five years of $9,083,184 and will expire in 2039.   As part of this agreement, the Company was required to prepay the first five year leasing period of $9,052,419 which includes an initial nonrefundable deposit of $1,845,289, which can be offset against the rental of the last year of the last leasing period.  Accordingly, the Company recognized the lease expense in its reported operating expenses for the period ended, March 2010 reflecting the amortization of these land use agreements and recognized $449,625 of lease expense.

 The Company has the following commitments under the agreements:

Year	Commitment	Amortization
2010	$-	$1,349,405
2011	-	1,799,030
2012	-	1,799,030
2013	-	1,799,030
2014	9,083,184	1,799,030
Thereafter	34,486,294	43,865,545
Total	43,569,478	52,232,070

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company has the following commitments under the agreements:

		Lease
Year	Commitment	Expense
2010	$3,882,272	$659,254
2011	659,254	659,254
2012	725,179	725,179
2013	725,179	725,179
2014	725,719	725,179
Thereafter	2,377,056	11,167,105
Total	9,094,119	14,661,150

14.	Defined Contribution Plan

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

The Company contributed $29,875 and $16,279 for the three months ended March 31, 2010 and 2009, respectively.

15.	Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	For the Quarter ended March 31
	2010	2009
Repurchase of 16,000 common shares	$80,000	$ ---
Proceeds paid to an entity whose director is a shareholder	4,711	879
Interest expense	---	---

	March 31, 2009	December 31, 2009
Demand loans with no interest and recorded within loans payable	107,800	157,950

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

16.	Capital Stock

The Corporation is authorized to issue 150,000,000 common shares with a par value of $0.001.  Each common share entitles the holder to one vote.

During the quarter ending March 31, 2010, the Corporation had the following capital transactions:
1.	issued 10,000 shares of preferred stock as consideration for guarantee of bridge loan financing.
2.	issued 12,500 common shares for directors compensation.
3.	Issued 7,906 of common shares for services rendered.
4.	Repurchased 16,000 common shares at a total cost of $80,000

17.	Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at March 31, 2010 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,696,000	$5.00		$1,746,880

Issued	444,298	6.08		-

Exercised	—	—

Forfeited	—	—

Outstanding at March 31, 2010	2,140,298	$5..22	3.0	$1,746,880

Exercisable at March 31, 2010	—	$0.00	3.0	$—

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The following information applies to warrants outstanding and exercisable at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$5.00	1,696,000	3	$5.00	—	$—
$5.01 – $6.00	444,298	5	$6.08	—	$—

	2,140,298	3	$5.22	—	$—

During the quarter ended March 31, 2010, the Company issued the following warrants:

Bridge Loan –
For the quarter ended March 31, 2010, the Company issued warrants to purchase 444,298 shares in connection with a bridge loan financing transaction.  The fair value of the warrants was determined by the Black-Scholes valuation model. The warrants were subject to certain “lock-up and leak out” provisions and expire on the fifth anniversary of the issuance date.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the period through December 31, 2009 the Company’s expected volatility is based on actual fluctuations in its share prices. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the quarter ended March  31, 2010, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	For the year ended March 31,
	2010	2009
Expected dividend yield	00.0%	00.0%
Expected price volatility	9.7%	0%
Risk free interest rate	1.35%	0%
Expected life of options in years	5	0

18.	Stock Based Compensation

During the three months ended March 31, 2010, we recognized total non-cash stock-based compensation of $29,656.  All stock option expenses are booked to general and administrative expenses.

We issued 2,500,000 options on September 1, 2009 to three  management personnel of the Company and recoded and expense of $16,489 for the three months ended March 31, 2010.  Of these options, 20% vest six months from issue date (with $3.25 exercise price) with 40% each vesting on the first and second anniversary of the issue date ($3.50 and $3.75 exercise price, respectively).  The options expire on September 1, 2014.   The aggregate fair value of the options granted was $23,035 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $0.672 at grant date,  risk-free interest rate of 2.33%, volatility of 40%, nil expected dividends and expected life of 5 years. Additionally, we issued 170,000 options to two management personnel which vest on the completion of future milestones.  The options have an exercise price of $3.00 and expire in 5 years.

We also issued 75,000 options to five non-employee directors on January 12, 2010 and recorded an expense of $13,167 for the three months ended March 31, 2010.   The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $6.09.  The aggregate fair value of the options granted was $45,640 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $6.09 at grant date,  risk-free interest rate of 2.49%, volatility of 17.95%, nil expected dividends and expected life of 2 years.

The Option activity during the fiscal quarter ended march 31, 2010 is as follows:

		Number of Options

		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2009	Exercised	cancelled	31, 2010

January 2010	$3.25	-	-	2,500,000	2,500,000
January 2010	$3.00	-		170,000	170,000
January 2010	$6.09	-		75,000	75,000

December 2009	$6.00	-	-	2,500	2,5000

		-	-	2,747,500	2,747,500

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Income Tax

United States
The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of March 31,  2010  as it was the Company’s current policy to reinvest these earnings in non-U.S. operations

BVI
Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC
The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises.
Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the three month period ended March 31, 2010 and 2009.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The components of the provision for income taxes are:-
	March 31, December 31,
	2010	2009

Current taxes - PRC	$237,490	$1,403,897
Deferred taxes	16,363	89,658

	$253,853	$1,493,555

Deferred tax assets as of March 31, 2010 and December 31, 2009 composed of the following:
	As of March, 31 December, 31
The PRC	2010	2009
Current deferred tax assets :
Decelerated amortization of land use rights	$-	$-
Decelerated amortization of intangible assets	4,395	4,395
Provision of expenses	81,097	72,378

	$85,492	$76,772

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$18,679	$18,679
Provision of expenses	4,091	4,091

	$22,770	$22,770
Current deferred tax liabilities
Rental expenses capitalized in inventory	$(173,663)	$(148,581)

21.	Contingencies

From time to time, the Corporation may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Corporation.  As of March 31, 2010, no material claims were outstanding.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The following represents the segmented information based on geographical distribution as at December 31:

For the three months ended March 31, 2010	Asia	North America(1)	Total
Sales	$7,710,678	$3,451,829	$11,162,507
Cost of sales	4,088,204	2,966,592	7,054,796
Gross profit	3,622,474	485,237	4,107,711
Operating expenses	555,890	284,431	840,321
Operating profit	3,066,584	200,806	3,267,390

Corporate expenses, including amortization)			534,839
Interest/other expense			199,109
Income before income taxes and non-controlling interest			2,533,442

Assets at March 31, 2010	$46,849,173	$14,638,521	$61,487,694

(1) North America segment includes $223,265 of interest income classified as Sales and $237,595 of interest expense classified as Cost of sales.

For the three months ended March 31, 2009	Asia	North America		Total
Sales	$2,297,621	$	- - -	$2,297,621
Cost of sales	-		-	-
Gross profit	1,444,935		- - -	1,444,935
Operating expenses	304,712		- - -	304,712
Operating profit	1,140,223		- - -	1,140,223

Corporate expenses, including amortization)				(249)
Interest/other expense				88
Income before income taxes and non-controlling interest				1,140,384

Assets at December 31, 2009	$42,937,742		$11,696,109	$54,633,851

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

23.	Segmented Information and Major Customers - continued

The following represents the segmented information based on operating segments as of March 31;

For the three months ended March 31, 2010	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (1) (FIN)	Corporate		Total
Sales	$3,259,429	$4,451,249	$3,451,829	$	- - -	$11,162,507
Cost of sales	1,469,280	2,618,924	2,966,592		- - -	7,054,796
Gross profit	1,790,149	1,832,325	485,237		- - -	4,107,711
Operating expenses	556,498	(608)	284,431		- - -	840,321
Operating profit	1,233,651	1,832,933	200,806		- - -	3,267,390

Corporate expenses, including amortization)						534,839
Interest/other expense						199,109
Income before income taxes and non-controlling interest						2,533,442

Assets at March 31, 2010	$24,745,938	$22,103,235	$12,829,964		$1,808,557	$61,487,694

(1) Financing segment includes $223,265 of interest income classified as Sales and $237,595 of interest expense classified as Cost of sales.

For the three months ended March 31, 2009	Chemical and Herbal Extracts (CHE)		Organic Products (OP)		Financing (FIN)		Corporate	Total
Sales	$2,297,621	$	- - -	$	- - -	$	- - -	$2,297,621
Cost of sales	852,686		- - -		- - -		- - -	852,686
Gross profit	1,444,935		- - -		- - -		- - -	1,444,935
Operating expenses	304,712		- - -		- - -		- - -	304,712
Operating profit	1,140,223		- - -		- - -		- - -	1,140,223

Corporate expenses, including amortization)								(249)
Interest/other expense								88
Income before income tax and non-controlling interest								1,140,384

Assets at December 31, 2009	$22,746,713		$20,191,029		$11,342,020		$354,089	$54,633,851

During the quarter ended March 31, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

24.	Subsequent Events

On April 19, 2010 the Company announced (i) the cancellation of the amended and restated Green Planet preferred stock purchase agreement, (ii) One returned to GP  the 5,101 shares of GP preferred stock, and (iii) GP returned to One the 1,004,807 shares of One common stock that had been issued.

On April 14, 2010, GP granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), GP’s 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of GP’s stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation. Additionally, the Company announced the appointment of Jan Koe to the audit committee.

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

On  November 11, 2009, the Company filed an application to list its common stock on the NASDAQ Capital Market. The Company believes it currently fulfills or will shortly meet all  applicable  NASDAQ  Capital Market listing requirements. The Company’s listing application is  subject to review and approval by NASDAQ’s Listing  Qualifications Department for compliance with all NASDAQ Capital Market standards. The Company received notification on April 22, 2010, that their application had been approved to list on the NASDAQ Exchange.  NASDAQ has reserved ONBI as the trading symbol for the Company’s common stock

On January 8, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement with certain institutional and accredited investors pursuant to which the investors purchased $3,000,000 in aggregate principal amount of our 8% Convertible Promissory Notes.  The Convertible Notes due on October 11, 2010, and are convertible at the elections of the Investors into shares of our Common Stock at an initial Conversion Price equal to shall be the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Initial Closing (each, a “New Financing”). Pursuant to the SPA, we also issued to the Investors five (5) year warrants (“Warrants”) to purchase an aggregate of 49,366 shares of our Common Stock at an initial exercise equal to the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by us in any New Financing.

On September 1, 2009 the Company entered into a convertible note purchase agreement with its subsidiary Green Planet in the principal amount of $300,000.  The note carried interest at 10% per annum and has a conversion feature that allowed the Company to convert the loan into common stock.

In January 2010, the Company issued 10,000 shares of Series A Preferred Stock to the Chairman and CEO in the amount of 3,733 and 6,267 respectively.  This action, approved by the Board, was in consideration and recognition of the agreement by the executives to pledge 6,000,000 shares of common stock in satisfaction of the share pledge condition of the Bridge Loan Financing Agreement.  Holders of the Series A Preferred Stock shall be entitled to cast two thousand (2,000) votes for each share held of the Series A Preferred Stock on all matters presented to the shareholders of the Company for shareholder vote which shall vote along with holders of the Company’s common stock on such matters.

On April 14, 2010, the Company entered into a Share Purchase Agreement with Min Zhao (our director and president of our CHE business unit) (the “Selling Shareholder”) (the “Selling Shareholder SPA”), pursuant to which, among other things we acquired from the Selling Shareholder 1,632,150 shares of common stock of Green Planet owned by the Selling Shareholder in consideration for 1,300,000 shares of our restricted common stock.  The number of shares of our common stock issuable to the Selling Shareholder is subject to adjustment as set forth in the Selling Shareholder SPA.  As part of this transaction, the Selling Shareholder agreed to a lock-up and leak-out period as further defined in this agreement.  At the same time, we received from a certain Green Planet shareholder 1,216,184 shares of common stock of Green Planet.  As a consequence of these transactions, we now own 92.5% of the outstanding common stock of Green Planet.

Also on April 14, 2010, the Company entered into an agreement with Green Planet pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and Green Planet (“Amended and Restated GP Preferred Stock Agreement”) was cancelled, (ii) we returned to Green Planet the 5,101shares of Green Planet preferred stock that were issued to us pursuant to the Amended and Restated GP Preferred Stock Agreement, and (iii) Green Planet returned to us the 1,004,808 shares of our common stock that we issued to Green Planet pursuant to the Amended and Restated GP Preferred Stock Agreement.

Additionally, on April 14, 2010, Green Planet granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated throne”), Green Planet’s 100% owned BVI subsidiary.  In the event we exercise this option, the closing of the transaction will be subject to the approval of Green Planet’s stockholders.  As consideration for our exercise of this option, we will be required to (i) convert the $1,700,000 loan we made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne, (ii) convert the $300,000 loan we made to Green Planet on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne, (iii) cancel that certain Convertible Note Purchase Agreement between us and Green Planet dated on or about September 1, 2009, and (iv) cancel that certain 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from Green Planet to us.

Business Overview

ONE Bio, Corp., is an award winning, innovative bio-engineering company that utilizes green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products. We are focused on capitalizing on the rapidly growing markets of the Asia-Pacific region. Our key products include Solanesol, widely recognized CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. Our growth plan targets an aggressive acquisition driven strategy supported by organic growth of our operating units. Through ONE Bio, smaller private companies that we acquire are provided access to capital, experienced management and strategic insight. We strive to build synergies among all of our subsidiaries. We work with each subsidiary to promote organic and acquisition driven growth. We are committed to becoming a leader in bioengineering utilizing green processes, combining our experience in producing our chemical and herbal extract products with seasoned North American managerial expertise. Our operations are currently focused on the Asia-Pacific Region which currently generates approximately 95% of our revenue.

We are headquartered in Miami, Florida; however, our primary contractually controlled operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of China.

Operational Summary

Our operations are divided into two principal complementary business units that focus on producing chemical and herbal extracts (our “CHE” business unit) and organic products utilizing green processes (our “OP” business unit). We also have an internal financing business unit, Trade Finance Solutions (“TFS”), that assists and supports the growth of our core bioengineering business units. We believe our internal financing business unit provides us an excellent opportunity beyond funding our core operations to also provide purchase order financing to third-party clients that purchase products from us. In this arrangement, our internal financing business unit can insert itself into the collection process, expediting cash flow and debt repayment for all parties ultimately driving our growth rate. We fund our internal financing business unit through the sale of debentures to institutional and high net worth investors that pay quarterly interest to investors solely from the interest and fees generated from the financing business unit’s activities. The debenture is secured by the assets of the internal financing unit with no recourse to our other assets.

Because our CHE business unit was treated for accounting purposes as being acquired effective as of January 1, 2009, while our OP business unit and our financing business unit were treated for accounting purposes as having been acquired as of September 2009, during the fiscal year ended December 31, 2009, approximately 60% of our revenue came from our CHE business unit, approximately 28% came from our OP business unit and approximately 12% came from our financing business unit. However, if the full year 2009 revenues for each of our 3 business units were used, approximately 34% of our revenues would have come from our CHE business unit, approximately 48% from our OP business unit and approximately 18% from our financing business unit.

Green Planet and our CHE operating division

Our CHE business unit operates under the umbrella of our 100% owned subsidiary Elevated Throne Overseas Ltd., a British Virgin Islands Company (“Elevated Throne”).  Elevated Throne owns 100% of Fujian Green Planet Bioengineering Co., Ltd. (“Fujian GP”), which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the Peoples Republic of China (the “PRC”). Fujian GP has entered into a series of irrevocable agreements with (i) Sanming Huajian Bio-Engineering Co., Ltd. (“Sanming”), a PRC company based in Sanming City in the Fujian province of China, which is licensed to operate its business in the PRC and (ii) the owners of Sanming. Pursuant to those irrevocable agreements, GP (through Fujian GP) contractually controls and operates Sanming, which is the principle operating enterprise of our CHE business unit and which is located in PRC.

Sanming is a research & development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing extractions from tobacco leaves. Sanming’s position in the bioengineering industry comes from its research & development which utilizes patented methods to create downstream products ranging from plant indigenous medicine and pharmaceutical intermediates to eco-friendly products. Since 2007, Sanming has developed a variety of natural organic products using tobacco leaves.

Our CHE business unit produces chemical and herbal extracts for use in a wide range of health and wellness products. Utilizing green technology and proprietary processes, this business unit extracts health supplements, fertilizers, and pesticides from waste tobacco. Our cost effective extraction process simultaneously extracts Solanesol and organic fertilizers from waste tobacco leaves. By extracting two products from a single extraction process, we believe we are able to generate higher margins than we would if we used a traditional single product fermentation extraction process. Additionally, we can further process the Solanesol to produce Coenzyme Q10 (“CoQ10”). Our CHE business unit also extracts from a variety of plants Resveratrol and 5-HTP, which are key components in many consumer health and wellness products.

We distribute our CHE products through established independent third party distributors which normally enter into renewable one-year distribution agreements with us. Our distributors are focused on the bio-health industry and raw chemical intermediates industry. This permits use to more accurately forecast sales and required production. In addition, feedback from our distributors provides us with good visibility on changes in consumer demand. Furthermore, we have established additional distribution channels, such as universities and hospital research centers. We are not substantially dependent on any of our distributors.

The owners of Sanming (our contractually controlled PRC operating entity) are Min Zhao, Min Yan Zhen, and Jiangle Jianlong Mineral Industry Co. At the time of the transactions between Fujian GP and Sanming, the owners of Sanming were also the owners of Fujian GP. Thereafter, we acquired Fujian GP as part of our acquisition of Green Planet. Min Zhao is a member of our Board of Directors, a shareholder and President of our China operations. Mr. Zhao continues to act as the President and a shareholder of Sanming which he now operates on our behalf as our President of China Operations pursuant to the irrevocable agreements.

UGTI and our OP operating division

Our OP business unit operates under the umbrella of our 98% owned subsidiary United Green Technology Inc., a Nevada corporation (“UGTI”), which through its wholly owned subsidiary Supreme Discovery Group Limited, a British Virgin Islands company (“Supreme Discovery”), owns 100% of Fujian United Bamboo Technology Company Ltd. (“Fujian United”), which is a WFOE organized under the laws of the PRC. Fujian United has entered into a series of irrevocable agreements with (i) Jianou Lujian Foodstuff Co. (“JLF”), a PRC company based in Jianou City, in the Fujian province of China, which is licensed to operate its business in the PRC and (ii) the owners of JLF. Pursuant to those irrevocable agreements, UGTI (through Fujian United) contractually controls and operates JLF, which is the principle operating enterprise of our OP business unit and which is located in the PRC.

JLF is an award-winning green-technology enterprise that specializes in the production of organic products and fertilizers based on bamboo. JLF was also one of the first companies in China to formulate a “zero-to-zero” process. The “zero-to-zero” process begins with bamboo cultivation in the ground, proceeds through manufacturing of end products, and ends with the production of organic fertilizers from any remaining waste. We use bamboo shoots for food, the stalks are sold for use in construction materials, and any remaining waste is used to create organic fertilizers. Virtually everything grown is used in some way, reducing the need for fertilizers, cutting energy consumption, and reducing costs. Our OP business unit concentrates on processing bamboo shoots and bamboos which it sells domestically in China and exports to other countries.

Our OP business unit manufactures a variety of consumer and commercial-use health and energy drinks, organic food products and fertilizers primarily based on bamboo. Organic food products based on bamboo are low in saturated fat, cholesterol and sodium, yet high in dietary fiber, vitamin C, potassium, zinc, and numerous other nutrients, making bamboo shoots popular for weight loss and maintaining a healthy lifestyle. Also, the Moso bamboo leaf extract, which contains soluble and insoluble fiber and antioxidants, is used to make a caffeine-free energy drink or is infused into white rice creating green bamboo rice with health benefits. Our OP business unit also uses bamboo skins to produce organic fertilizers, thereby substantially eliminating waste in the process.

Presently, our contractually controlled PRC operating entity, JLF, operates production lines to produce both 18L boiled bamboo shoot cans and boiled vegetable cans. The production capacity in 2008 reached 20,000 tons, an annual output value of RMB 120,000,000.00. This includes the production of 50 kinds of products, such as 18L boiled bamboo shoot cans, boiled bamboo shoot cans with vacuum packing, boiled mixed vegetables, boiled seasoned vegetables and Kamameshi (a Japanese rice dish), with a quality rating that meets national and international standards. The boiled bamboo shoots and mixed vegetables account for the majority of the products sold with approximately 80% of all products sold domestically and approximately 20% exported to other countries such as Japan, Southeast Asia, Europe and North America.

We distribute our OP products directly to large supermarket chains , hotels, hospitals and restaurants. We also distribute our products through a network of independent third party distributors who enter into renewable one year distribution agreements with us. We are not substantially dependent on any of our distributors.

In order to harvest the benefits of integrating growing and profitable Chinese operating enterprises with the management and financial techniques available to North American enterprises, we adhere to a “Yin-Yang” management strategy based on the Chinese Philosophy of “Correlative Thinking.” The core components of this approach are: constructing a strong, balanced team; addressing the needs of investors; and realizing the importance of diversity. In practical terms, our strategy is to combine the manufacturing expertise and work ethic of the Eastern world with the investment experience and management skills of the best North American companies. Our team in China works together with our North American management to grow our core business, and provide transparency with an emphasis on risk management and internal controls.

The owners of JLF are Jinrong Tang, Li Li Fang and Tang Shuiyou. Jinrong Tang is Vice President of our China Operations and a shareholder. At the time of the transactions between Fujian United and JLF, the owners of JLF were also the owners of Fujian United. Thereafter, we acquired Fujian United as part of our acquisition of Supreme Discovery. Mr. Tang continues to act as the President of JLF which he now operates on our behalf as our Vice President of China Operations pursuant to the irrevocable agreements. Jinrong Tang, Li Li Fang and Tang Shuiyou own the remaining 2% of the stock of our UGTI subsidiary.

TFS and our financing division

Our internal financing business unit operates under the umbrella of our 99.75% owned subsidiary TFS, an Ontario, Canada, company. TFS was established in 2006 to provide creative financing solutions, including purchase order financing, fulfillment services and factoring or invoice discounting for credit worthy customers of eligible goods and services. TFS has branch offices in Lima, Peru and Miami, Florida. TFS has a wholly owned subsidiary, TFP International Inc., a Florida corporation, which operates the Miami office.

TFS conducts a thorough review and due diligence examination of potential borrowers and the respective borrower’s customers before the particular transaction is approved. An analysis of each individual transaction also takes place through TFS’ credit approval process, in order to ensure that all parties in the transaction receive value, and that TFS will be re-paid according to the terms agreed to in the particular transaction. Security for the financing includes a first lien position on the receivables and assets of the client (UCC, PPSA), personal guaranty and credit insurance. In addition, 100% of TFS’ financing transactions are credit insured with large, multi-national insurance companies. In a typical financing transaction, a letter of credit will be utilized to provide all parties with the protections on agreed to delivery, quality and timelines. TFS’ clients are primarily small and medium size businesses registered and/or located in the United States and Canada, which export their products internationally. Through TFS we also offer purchase order financing to third-party clients that purchase products from our CHE business unit and our OP business unit to assist to assist in the collection process, and expedite cash flow and debt repayment.

Our internal financing business unit offers the following types of financing: factoring or invoice discounting, where TFS, as factor, purchases the client’s credit insured receivables (i.e., invoices) for products or services satisfactorily rendered to creditworthy customers. By selling receivables to TFS, the client can generate cash almost immediately, instead of waiting the usual 30, 60, 90 days. TFS will verify, insure and control the transaction with the ultimate payer; purchase order financing (or PO Funding) which is a mechanism put in place to provide a short-term finance option to clients who have pre-sold finished goods and a requirement to pre-pay suppliers. All these OP Funding transactions are on a “per project” basis. Typically the client has a purchase order from a credit insured customer but does not have the capital to pay their supplier upfront. TFS typically requires that the client must have “pre-sold” the goods with strong profit margins. TFS utilizes Letters of Credit to purchase the goods from the supplier and protect all parties. Once the goods are accepted by the end customer, TFS then factors the invoice and pays off the purchase order facility; and fulfillment services, most of which are provided through TFP and which involves the goods being acquired by TFP on terms negotiated with both supplier and end-client. Here TFP has established credit insurance and marine cargo insurance policies. The customer provides the purchase order and sales contract to TFP, which completes the transaction and disburses the proceeds.

Historically TFS has funded its financing transactions through the sale of debentures to institutional investors and high net worth investors, often on an individual transaction basis. The debentures pay quarterly interest to the investors solely from the interest and fees generated from the financing activities. The debenture is secured by the assets of TFS with no recourse to other assets of ONE Bio. Through ONE Bio, TFS have greater access to capital to finance its business and through its association with our other business units, access to new international markets.

Results of Operations and Financial Condition

As a result of the reverse acquisition transaction with Green Planet BioEngineering, Ltd. (“GPB”) (“CHE”), discussed elsewhere in this interim report, although legally GPB was acquired by ONE, for accounting and financial reporting purposes, GPB was considered the accounting acquirer and therefore ONE is considered to be a continuation of GPB.  Our two other acquisitions that occurred in September 2009, Trade Finance Solutions (“TFS”) (‘Fin”) and United Green Technology, Inc. (“UGTI”) (“OP”) were accounted for as purchases. Accordingly, the information reported in our interim consolidated financial statements and in the following discussion and analysis of our operating results for the three months ended March 31, 2010 compared to the corresponding periods in 2009, include the operating results of GPB for the periods presented consolidated with the operating results of TFS and UGTI from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively. As a result, the comparative numbers for March 31, 2009 include only GPB.  GPBTFS and UGTI’s operating units are CHE, the Financing unit, and the OP unit, respectively.

Three Months Ended March 31, 2010 versus March 31, 2009

Operating Revenues

The Company generated $11,162,507 of revenues from operations for the three months ended March 31, 2010 as compared to $2,297,621 from operations for the three months ended March 31, 2009, an increase of $8,864,886 or 385.8%. The increase in revenue is primarily the result of the acquisitions and organic growth strategies.

Approximately $7.9 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s recently completed acquisition of the Financing unit and the OP unit, which contributed revenues of approximately $3.5 million and $4.5 million, respectively for the three months ended March 31, 2010.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September of 2009 and as a result, revenues for March 31, 2009 are only from CHE.

Approximately $1.0 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through its core product lines. In addition, the company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has not contributed significantly to the increase in sales. The Company continues to experience an increase in demand for its core product portfolio and has increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for the three months ended March 31, 2010 were $7,054,796 compared to $852,686 for the same period in 2009, resulting in an increase of $6,202,110 or 727.4%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $5.6 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisitions of the Financing unit and OP unit, which contributed costs of approximately $3.0 million and $2.6 million, respectively, for the three months ended March 31, 2010. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for March 31, 2009 are only from CHE.

Approximately $0.6 million of the increase in cost is primarily related to the higher revenues, organically and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that the recent acquisitions (the Financing unit and OP) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for the three months ended March 31, 2010 were $4,107,711 compared to $1,444,935 for the same period in 2009, resulting in an increase of $2,662,776 or 184.3%.  The increase in gross profit is primarily the result of the acquisition and organic growth strategies. Gross profit for March 31, 2009 is only from CHE.

Approximately $2.3 million of the increase in gross profit is due to the inclusion of gross profit from the Company’s recently completed acquisitions of the Financing and OP units, which contributed gross profit of approximately $0.5 million and $1.8 million respectively for the three months ended March 31, 2010. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than CHE. The individual gross profit percentages of CHE, OP and the Financing unit for the three months ended 2010 are 54.9%, 41.2% and 14.1%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to the net income.

Approximately $0.4 million of the increase in gross profit is primarily a result of CHE’s operating performance. Gross profit from CHE’s operations for the three months ended March 31, 2010 were $1,790,149 compared to $1,444,935 for the same period in 2009, resulting in an increase of 23.4%.  Correspondingly, gross profit for CHE as a percentage of revenues for the three months ended March 31, 2010 was 54.9% compared to 62.9% for the same period in 2009.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $1,214,869 as compared to $304,712 for the same period last year. This represents an increase of $910,157 or 298.7%. Operating expenses for March 31, 2009 consist only of expenses from CHE since the acquisitions were made at a later period. Operating expenses for CHE amounted to $556,498 for the three months ended March 31, 2010 compared to $304,712 for the same period last year. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The decrease in selling and marketing expenses is due to a reversal of business tax on management fee in the amount of $237,912 pertaining to the OP division. The operating expenses for CHE, Financing unit and OP individually amount to $556,498, $284,431 and ($608), respectively. The selling and marketing expenses for CHE include advertizing and trade show expenses which totaled $122,018 for the three months ended March 31, 2010 in order to drive future sales and sales of new products. The main cost drivers for the company, besides advertizing and trade show costs, are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $60,388 and $36,466 for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for the three months ended March 31, 2010 was $2,892,842 versus $1,140,223 which is an increase of $1,752,619 or 153.7%. The CHE business contributed $1,233,651 of the increase for an 8.2% organic growth over the prior year.  The OP and Financial units contributed $1,832,933 and $200,806, respectively, for the three months ended March 31, 2010. The Company continues to focus on the execution of its business plan and with the completed acquisitions of CHE, the Financing unit and OP unit, the company is positioned for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expenses

Financing expenses include interest expense on the Company’s various financial instruments. For the three months ended March 31, 2010 the Company recognized $3,838 in interest income from its various instruments. The Company’s interest and financing expenses for the three months ended March 31, 2010 amounted to $199,109. In addition, the Company recorded $164,129 for the period in other expenses pertaining to expenses for obtaining various loans.

Income before Income Taxes and Non-controlling Interests

For the three months ended March 31, 2010, income before income taxes and non-controlling interest was $2,533,442 versus $1,140,384, which is an increase of $1,393,058 or 122.2%. The increase is mainly due to the results of the additions of the Financing unit and OP unit. These units contributed for the three months ended March 31, 2010, $124,084 and $1,789,502, respectively. The income was reduced by expenses totaling $578,584 in the corporate unit. However, $236,737 of these expenses are non-cash impacting since these pertain to stock compensation and amortization of loan fees.

Provisions for Income Taxes

For the three months ended March 31, 2010, provisions for income taxes were $702,515 versus $297,659 for the same period last year, which is an increase of $404,856 or 136.0%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for the three months ended March 31, 2009 pertains only to the CHE business.

Non-controlling Interest

For the three months ended March 31, 2010, the non-controlling interest was $193,855 versus none the prior year period.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the Financing unit, and the OP unit.

Net Income

Net income for the three month ended March 31, 2010 was $1,637,072 compared to $842,725 for the same period last year, which is an increase of $794,347 or 94.3%. The increase was attributable to the organic growth of the CHE business and the acquisitions of the Financing and OP businesses.

Liquidity and Capital Resources

As discussed elsewhere in this document, the Company has implemented a two pronged strategy, which is:
●	to encourage and support organic expansion within the enterprises it acquires and utilize synergies and economies of scale between the entities; and
●	to identify and acquire accretive acquisition targets.

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

The Company had working capital of $12,890,857 as of March 31, 2010.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the three months ended March 31, 2010 and 2009, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product lines will require substantial capital which we may not be able to satisfy solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the three months Ended March 31, 2010 compared to March 31, 2009” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $6,854,114 or 12.5% to $61,487,695 as of March 31, 2010 from $54,663,851 as of December 31, 2009 primarily as a result of a net increase in current assets.  (See cash flows from operating activities below for further discussion.)

There were no significant changes in long lived assets.

The changes in current assets and specifically cash are more fully discussed as follows:

Cash Flows for the Three Months Ended March 31, 2010 (“Q110”) compared to March 31, 2009(“Q109”)

Cash Flows from Operating Activities

Operating activities used net cash of $1,092,293 (Q110) and provided $441,881 (Q109).  A major component of net cash provided by operations was net earnings of $1,830,927 (Q110) and $842,725 (Q109).  Certain non-cash operating activities such as amortization, depreciation and share based compensation totaling $783,816 (Q110) and $81,532 (Q109) increased net income’s impact on net cash provided by operating activities to $2,614,743 (Q110) and $924,257 (Q109).  Of the $1,830,927 in net earnings for 2010, $944,658 was generated by us and the balance of $886,269, net of corporate expenses of $534,839 was generated by our acquired business units, OP and FIN. Our net earnings during the quarter of $944,658 represented a 101,933 or a 12.1% increase in our organic growth over the comparable quarter in 2009.  Our acquired business units, OP and FIN were fully contributing to our operational performance for the full quarter in 2010.

Net cash provided by operations is also impacted by changes in our net working capital which increased $2,607,101 or 25.4% to $12,890,858 (Q110) from $10,283,757 (Q109).  Of the increase, $690,767 resulted from the Company’s individual net operational activities during the quarter.  The balance of $1,916,334 resulted from our acquired business units OP and FIN, net of corporate activities, which were fully contributing to our consolidated results in Q110 but were not yet acquired and accordingly not part of our consolidated results in Q109.  On a consolidated basis, the more significant changes in working capital components during Q110 are as follows:

●
a $452,336 increase in accounts receivable used cash.  Our continuing CHE business unit provided $1,684,158 in cash from a decrease in trade receivables resulting from successful collections.  Our acquired business units OP and FIN used $2,136,494 in cash resulting from increased receivables associated with expanding sales;

●
a $1,684,235 increase in prepaid and other assets used cash.  Our continuing CHE business unit used $187,414 in cash associated with the timing of normal business transactions.  Our acquired business units OP and FIN used $1,496,821 in cash primarily the result of a deposit given to a supplier to procure raw materials;

●
a $2,817,575 increase in inventories used cash.  Our continuing CHE business unit used $147,893 primarily to increase inventory to meet the increase in demand.  Our acquired business units OP and FIN used $2,669,682 in cash to advance new products and meet anticipated demand.

●
a $1,402,866 increase in accounts payable and accrued expenses provided cash.  Our continuing CHE business unit used $420,011 paying down its suppliers with the cash received from collecting its receivables.  Our acquired business units OP and FIN provided $1,822,877 in cash by increasing the financing supplied by its vendors in order to fund their inventory increases.

Cash Flows used in Investing Activities

Our investing activities provided $1,519,168 in net cash during the three months ended March 31, 2010. Net cash provided is composed of the following significant items:
●	$1,747,275 in cash was provided by reducing the outstanding loans receivable in our FIN business unit.
●	we purchased $228,107 in additional equipment to expand our capacity, substantially all of it generated by our CHE business unit.

Cash Flows from Financing Activities

Our financing activities provided net cash of $2,983,696 during the three months ended March 31, 2010.  The net cash provided was composed of the following significant items:

●	$3,000,000 in proceeds from a bridge loan executed by our corporate headquarters.
●	$586,023 in proceeds from bank loans
●	($342,327) in repayments of bank loans.
●	($180,000) in repayments of notes payable.
●	($80,000) expended to repurchase of common stock.

Capital Stock and Debt Financing at March 31, 2010

Repurchase of Common Shares

During the quarter the Company repurchased 16,000 shares of its common stock from its executives in accordance with the executive compensation agreement.  The agreement calls for the repurchase of shares from the executives in lieu of compensation. The Company paid $80,000 or $5.00 per share.

Issuance of Common Shares for Services

During the quarter the Company issued 12,500 shares of its common stock to the independent directors valued at $37,500.  These shares were issued as compensation to the directors as per the director agreements. Additionally, the Company issued 7,906 shares of its common stock for consulting services.  The Company paid $18,000 for the services rendered.  The total of $55,500 was paid by the Company for services in the quarter ending March 31, 2010.

Issuance of Convertible Note

On February 11, 2010, the Company closed on $3,000,000 convertible debentures, plus warrants, to a group of private investors, less $67,500 in offering costs paid.  The notes bear interest at 8.0% annually with a maturity date nine (9) months from the closing.  At the holder’s option the notes are convertible into shares of the Company’s common stock equal in number to the amount determined by dividing note principal to be converted by the Conversion Price. The Conversion Price is $6.077.

The Company recorded $263,431 for warrants granted and $357,932 for the implied discount resulting from the conversion option.

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

Exchange Rates	3/31/2010	12/31/2009
Fiscal period/year end RMB: US$ exchange rate	6.84	6.83
Average period/yearly RMB: US$ exchange rate	6.84	6.83

Subsequent Event

On April 19, 2010 the Company announced (i) the cancellation of the amended and restated Green Planet preferred stock purchase agreement, (ii) One returned to GP  the 5,101 shares of GP preferred stock, and (iii) GP returned to One the 1,004,807 shares of One common stock that had been issued.

On April 14, 2010, GP granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), GP’s 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of GP’s stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation. Additionally, the Company announced the appointment of Jan Koe to the audit committee.

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

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

The Company’s management with the participation of the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2010 and as reported in the 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at March 31, 2010 there was a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

1. Form 8-K filed on January 12, 2010 to announce the appointment to the Board of Directors Qingsheng Fan, James Fernandez, Jan Koe and Frank Klees.

2.  Form 8-K filed on January 19, 2010 announcing the initial closing of a securities purchase agreement (“SPA”) of the Company’s 8% convertible notes and the appointment of John Perkins to the Board of Directors.

3.  Form 8-K filed on January 25, 2010 announcing the appointment of American Stock Transfer as the transfer agent for the Company and changed the Company address to Aventura Florida.

4. Form 8-K filed on February 17, 2010 announcing the final closing of the SPA for $2.7m.

5. Form 8-K filed on April 19, 2010 announcing the signing of a Security Purchase Agreement to acquire 1,632,150 of Green Planet Bioengineering Co., Ltd. Stock in exchange for 1,3000,000 ONE common share increasing ONE’s ownership position in Green Planet to 92.5%.  The Company also announced the cancellation of the preferred stock agreement with GP and return of 1,004,808 shares of ONE common stock, along with an option to acquire from GP 100% of the common stock of Elevated Throne Overseas Ltd.  Additionally, the Company announced the appointment of Jan Koe to the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May, 2010.

ONE Bio, CORP.

Date: May 17, 2010	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer