Form 10-K/A
period 2009-12-31
ONE Bio, Corp.
filed 2010-06-01
CIK 1372267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number 333-136643

ONE BIO, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive, Suite 100, Aventura, Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

(305)3288662
(Registrant’s Telephone Number, Including Area Code)

20900 NE 30th Avenue Suite 842 Aventura Florida 33180
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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates as of June 30, 2009, was approximately $7,875,000.

The number of shares of common stock outstanding as of March 24, 2010 was 29,997,204.

2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 1) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 30, 2010 (“the Original Annual Report”).  This Amendment No. 1 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Reflect the change in pro forma reporting to include adjustments along with basic and diluted earnings per share calculations.
(2)	Improve and expanded the MD&A discussion to align with operating segment results.
(3)	Change certain reported numbers on the financial statements:
	A.	Balance Sheet
1. Shareholders Equity
	B.	Cash Flow
1. Modified cash flows provided by operations, investing and financing activities
	C.	Income Statement
1. Updated earnings per share
(4)	Modified references business units to be consistent throughout document.
(5)	Modified certain details related to our acquisitions reported in Note 8.
(6)	Added note 24 Options.
(7)	Added note 25 Share Based Payments.
(8)	Expanded comments in management’s discussion and analysis of the results of our operations.
(9)	Expanded Note 22 Segment Reporting.
(10)	Expanded Tax Note 20.
(11)	Expanded Note 18 Warrants.
(12)	Expanded Note 14 Other Assets.

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the   forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Note- The patent of “Solanesol-clean extraction method” is exclusively owned by Fudan University.  However, we have obtained the right to use this technology patent until July 27, 2010, according to the statements of Article 3, Section 1 in “Technology Development Contract ”which was entered into on July 28, 2005 between Fudan University and Sanming Huajian  and which is attached hereto as an exhibit.

Since August 11, 2006, we have been designing the “synchronization and high efficiency process of Solanesol and Nicotine Sulphate” and applied for the patent ownership and have used it in the production process.

Trademarks

The following table is a list of our current trademarks issued by the People’s Republic of China:

Trademark	Certificate No.	Date	Expiry	Category	Owner
Paiqianshu	4322405	2007.4.20	2017.4.20	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.

Jimai QQ	4322404 (Application #)		10 years from issuance of certificate	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.

Jimai QQ	545649 (Application #)		10 years from issuance of certificate	No.1 Fertilizer, chemical products	Sanming Huajian Bioengineering Co., Ltd.

Jinliang	4538612 (Application #)		10 years from issuance of certificate	No.3 Cosmetic, household and personal care chemicals, etc.	Sanming Huajian Bioengineering Co., Ltd.
PURESOLAN	6869795 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio-Engineering, Co., Ltd
GREENPLANET	6871472 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio-Engineering, Co., Ltd

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

The Company’s corporate headquarters is located at 19950 W. Country Club DR., Suite 100 Aventura, Florida. Additionally, the Company also has manufacturing and production sites located in the Peoples Republic of China (“PRC”). All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.”

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

Houses	Certificate No.	Area Square Meters	Notes
Main factory	0171337	6,930.34	Pledged for loan
Dormitory	0171338	1,124.53	Pledged for loan
Total:		8,054.87

Land use right
Jianou City Shui Xi Bei Jin Hang	Guoyong (2004) No. 089	13,567.00	Pledged for loan
Jianou City Shui Xi Bei Jin Hang	Guoyong (2004) No. 090	4,954.40	Pledged for loan
Total:		18,521.40

Land leasing rights	Certificate No.	Area Square Meters	Annual rental
			US$
Yushan Town Linkou Village	Yushan Town Linkou Village	41,526,251.40	492,666.37
Yushan Town Jixi Village	Yushan Town Jixi Village	27,683,723.16	328,444.25
Total:		69,209,974.56	821,110.61

Item 3	Legal Proceedings

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5	Market for Common Equity and Related Stockholder Matters

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

Results of Operations and Financial Condition

As a result of the reverse acquisition transaction with Green Planet Bioengineering, Ltd., discussed elsewhere in this report, although legally GPB was acquired by ONE, GPB was considered the accounting acquirer for accounting and financial reporting purposes and therefore the financial reporting of ONE is considered to be a continuation of GPB (“CHE”).  Our two other acquisitions that occurred during the current year, Trade Finance Solutions (“FIN”) and Supreme Discovery Group, Ltd. (“OP”)  were accounted for as purchases.  Accordingly, the information reported in our consolidated financial statements and in the following discussion and analysis of our operating results for the fiscal year ending December 31, 2009 compared to the 2008, include the operating results of GBP consolidated with the operating results of TFS and Supreme from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively.   Our CHE business unit consists of Green Planet and its subsidiaries.  Our OP business unit consists of UGTI, its acquired subsidiary Supreme and its other subsidiaries.  Our FIN business unit consists of TFS and its subsidiaries.  Please refer to Note 8 in the notes to our consolidated financial statements and to the Forms 8K filed for each acquisition, for more detailed discussions of these transactions and note 22 in the notes to our consolidated financial statements included in this 10-K filing for segment information.

Year Ended December 31, 2009 versus December 31, 2008

Operating Revenues

The Company generated $22,073,219 of revenues from operations for the year ended December 31, 2009 as compared to $10,401,530 from operations for the year ended December 31, 2008, an increase of $11,671,689 or 112.2%.  The increase in revenue is primarily the result of our acquisition and organic growth strategies.

Approximately $8.7 million of the increase in revenue is due to the inclusion of revenues from the Company’s recently completed acquisition of TFS (“Financing”) and Supreme (“OP”), which contributed revenues of $2.6 million and $6.1 million respectively for the year ending December 31, 2009.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009.

Approximately $2.9 million of the increase in revenues (a 27.8% increase) is due to the increase in sales resulting from the continued focus on driving customer value through all product lines.  The major contributor to the increase in sales of our CHE business unit were Resveratrol $2.3m and 5-HTP of $2.6m while the Solanesol and organic fertilizer decreased approximately $2.0m from the prior year. In addition, the Company took advantage of a shift in the product and customer mix with a broader product portfolio which contributed to the increase in sales. The Company continues to experience an increase in demand for its broad product portfolio which caters to a higher number of customers.  The following table reflects the sales volume by product for the CHE business unit and the acquisitions of the OP and Financing business units from their acquisition date.

CHE Business Unit	Sales	Sales
	2009	2008

Solanesol from tobacco	5,591,000	7,671,079
Organic fertilizer	2,680,000	2,730,451
Resveratrol	2,382,000	-
5 - HTP	2,651,000	-
Sarcandra Glabra	69,000	-

Total	13,373,000	10,401,530

OP from acquisition date	6,100,000	-
Fin from acquisition date	2,600,000	-

Total ONE Bio, Corp	22,073,000	10,401,530

Cost of Sales

Cost of sales from operations for the year ended December 31, 2009 were $12,089,029 compared to $3,939,610 for the same period in 2008, resulting in an increase of $8,149,419 or 206.9%.  The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $6.5 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisition of Financing and OP business units, which contributed costs of $2.6 million and $3.9 million respectively for the year ending December 31, 2009.  The cost of revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009.

Approximately $1.6 million of the increase in cost (a 40.9% increase) is primarily related to the higher net sales both organically and a shift in product mix towards broader product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that the recent acquisitions of the Financing and OP business units have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the core business.

Gross Profits

Gross profits from operations for the year ended December 31, 2009 were $9,984,190 compared to $6,461,920 for the same period in 2008, resulting in an increase of $3,522,270 or 54.5%.  The increase in gross profit is primarily the result of the acquisition and organic growth strategies.

Approximately $2.2 million of the increase in gross profit is due to the inclusion of gross profit from the Company’s recently completed acquisitions of the Financing and OP business units, which contributed gross profit of $2.2 million for the year ending December 31, 2009.  The acquisitions were overall accretive however, these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues.  This reduction occurs because each acquired entity individually generates a lower gross profit percentage than does the CHE business unit.  The individual gross profit percentages of the CHE, OP and Finance business unit for the year 2009 are 58.2%, 40.1% and 14.3%, respectively.  While the recent acquisitions have lower gross margins, they also operate with lower expenses which positively contributes to the bottom line profit.

Approximately $1.3 million of the increase in gross profit is primarily a result of the CHE units operating performance.  Gross profits from the CHE operations for the year ended December 31, 2009 were $7,744,274 compared to $6,461,920 for the same period in 2008, resulting in an increase of $1,282,354 or 19.9%.  Correspondingly, gross profit as a percentage of revenues for the year ended December 31, 2009 was 58% compared to 62% for the same period in 2008.  As previously discussed, the decrease is a result of increased raw material costs in its core business and the introduction of new products such as Resveratrol and 5-HTP that contribute lower margins than the traditional core products.  Additionally, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.  The following table reflects the gross margin by business unit and product.

CHE Business Unit	Gross Margin	Gross Margin
	2009	2008

Solanesol from tobacco	3,059,050	4,259,511
Organic fertilizer	2,097,030	2,202,409
Resveratrol	1,052,413	-
5 - HTP	1,541,449	-
Sarcandra Glabra	16,448	-

Total	7,766,390	6,461,920

OP from acquisition date	1,846,000	-
Fin from acquisition date	371,800	-

Total ONE Bio, Corp	9,984,190	6,461,920

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

Operating Profit

Operating profit for the year ended December 31, 2009 was $7,458,753 versus $4,651,796 for the year ended December 31, 2008 an increase of $2,806,957 or 60%.  The CHE business unit contributed $5,941,181 of the increase for a 28% organic growth over the prior year.  The OP and Financing units contributed $2,067,637 and $152,667 since the acquisitions in September 2009.  The Company continues to focus on the execution of its business plan and with the completed acquisitions of the Financing and OP business units, is positioning for continued organic growth among all product lines and subsidiaries.

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

Provisions for Income Taxes

For the year ended December 31, 2009, provisions for income taxes were $2,027,309 versus $1,222,919 for the year ended December 31, 2008 for an increase of $804,390 or 66%.  The increase is due to the increase in profits in certain jurisdiction that was not offset by the increase in costs that was in different tax jurisdictions. Additionally, the increase is associated with the recent acquisitions completed in September 2009.

Non-controlling Interest

For the year ended December 31, 2009, non-controlling interest was $612,158 versus none the prior year period.  The non-controlling was created by ONE acquiring or having less than 100% interest in Green Planet, TFS and UGTI.

Net Income

Net income for the year ended December 31, 2009 was $4,772,814 from operations as compared to $3,350,299 an increase of $1,442,516 or 42% over the prior year. The increase was attributable to the organic growth in the CHE business unit and the additional acquisitions of the OP and Finance business units.

Liquidity and Capital Resources

As discussed elsewhere in this document, the Company has implemented a two pronged strategy, which is:

●	to encourage and support organic expansion in and synergies between the enterprises it acquires, and

●	to identify and acquire accretive acquisition targets.

To be successful, each strategy requires adequate funding from available liquidity resources.  Accordingly, ONE Bio has determined that its organic expansion strategy is first supported through organically generated cash flow and supplemented by available borrowing capacity depending on the requirements of the anticipated expansion project.  Any liquidity organically generated in excess of reinvestment needs will be channeled to the accretive acquisition strategy or retained for future expansion projects.

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

Cash and cash equivalents - Include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Our cash and cash equivalents as of December 31, 2009 and 2008, by geography are:

Location of Cash Deposits	2009	2008
PRC	$3,741,449	$665,568
North America	1,187,51	-
Total	$4,928,968	$665,568

Cash and cash equivalents located in the PRC were denominated in Renminbi (“RMB”) and were placed with financial institutions in the PRC. Typically, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. In order to improve the accessibility of our cash on a global scale, we have begun a process of transferring certain assets and processes previously centered in our PRC based VIE entities to our WFOE entities. PRC regulations permit WFOE’s to remit funds out of the PRC.

Cash and cash equivalents located in the North America were primarily denominated in Canadian Dollars and were placed in financial institutions in Canada. These deposits are freely convertible into foreign currencies and there are few if any practical exchange control restrictions imposed by the Canadian government.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Fiscal Year Ended December 31, 2009 compared to December 31, 2008

Cash Flows from Operating Activities

Operating activities provided net cash of $4,269,910 and $1,704,438 during the years ended December 31, 2009 and 2008, respectively. A major component of net cash provided by operations was net earnings of $5,384,973 and $3,350,299, respectively for the years ended December 31, 2009 and 2008.  In 2009, reported net earnings also included the earnings of its acquired subsidiaries from the point of acquisition of $950,139, leaving $4,434,834 of reportable net earnings from ongoing operations. This increase in net earnings represents the impact of our various organic growth strategies on net earnings.

Of the $10,283,756 in net working capital at December 31, 2009, $ 1,186,791 resulted from companies acquired during the year and $9,096,965 resulted from the Company’s individual operational activities. The increase in working capital was $7,259,890, which is the combined change in working capital and non-cash transactions. The following are the significant changes in operating activity components:

●	a $637,047 increase resulting from depreciation and amortization expenses recorded;

●
a $1,402,183 increase in accounts receivable as a result of expanded lines, increased sales and broadened customer base along with the normal timing of shipping activities, $6,258,000 of the increase in accounts receivable resulted from companies acquired during the year;

●
a $1,831,567 increase in prepaid and other assets results from $820,000 from the Company along with $1,011,356 generated from the operational activities of the acquired companies after they were acquired.  The Company’s increase in prepaid and other assets was primarily the result of a deposit given to a supplier to procure raw materials;

●	a $2,011,964 increase in accounts payable and accrued expenses as a result of expanded lines, increased sales and broadened customer base

Cash Flows used in Investing Activities

Our investing activities used $4,718,738 in net cash during the year ended December 31, 2009. Net cash used is composed of the following significant items:

●
a $3,932,199 net increase in other assets and associated land use rights which the Company negotiated an exchange of certain land use rights suitable for building construction, which they did not need for land use rights suitable for agricultural purposes which they did need to expand botanical operations.

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

●	invested an additional $479,426 in our proprietary process technology and potential products and

●	we purchased $844,615 in additional equipment to expand our capacity.

●	Cash balances from acquired companies of $1,908,338

Cash Flows from Financing Activities

Our financing activities provided net cash of $4,749,514 during the year ended December 31, 2009.  The net cash provided was composed of the following significant items:

●	proceeds from the issue of common stock of $1,754,000.

●	proceeds from bank loans of $1,860,561.

●	proceeds from notes payable of financing subsidiary of $1,873,567

●	offset by repurchase of common stock of $740,000.

●	and repayment of PRC government loans of approximately $146,700

Capital Stock and Debt Financing at December 31, 2009

As previously mentioned in this document, the Company has begun to execute its accretive acquisition strategy. During 2009 the Company completed three acquisitions totaling $33.6 million with the issuance of 8.1 million shares of common stock (post split) valued at $27.2 million along with $6.4 million in debt.  These acquisitions are:

●	Acquisition of Green Planet Bioengineering with 4.4 million shares of common stock (post split) valued at $16.4 million and debt of approximately $980,000.

●	Acquisition of Trade Finance Solutions with 200,000 shares of common stock (post split) valued at $593,000 and a work out plan with an estimated value of $3,000,000.

●
Acquisition of Supreme Discovery Group by United Green Technology, Inc. (subsidiary of ONE Bio) with issuance of 3.5 million shares of common stock (post split) valued at $10.2 million and debt of $2,438,000.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan	All other Compensation	Total

Michael Weingarten	2009	$80,000	-	-	-	-	$-	$80,000
Chairman

Marius Silvasan	2009	$80,000	-	-	-	-	$-	$80,000
CEO and President

Cris Neely	2009	$40,000	-	-	-	-	-	$40,000
CFO

John Corn (1)	2008	$-	-	-	-	-	$32,000	$32,000
CEO
Contracted Services Inc

(1) John Corn resigned effective June 2009 with the acquisition of the company by Abacus Global Investments.

Stock Option Awards

The Corporation’s 2010 Stock Option Plan (“the “Plan”) provides for the issuance of a maximum of 4,500,000 of the issued and outstanding common shares at an exercise price equal to or greater than the market price of the Corporation’s common shares on the date of the grant to directors, officers, employees and consultants to the Corporation. The option period for options granted under the Plan is for a maximum period of 5 years. Options granted may be vested over certain time periods within the option period, which will limit the number of options that may be exercised. Each stock option is exercisable into one common share of the Corporation at the price specified in the terms of the option.

In September 2009, the Company issued 2,670,000 options at exercise prices ranging from $3.00 to $3.75 per share with varied vesting schedules. No options were issued during 2008. In January 2010 the Company issued 75,000 options at an exercise price of $6.09 per share with a vesting period of 5 years to its non-employee directors.

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock outstanding to the named executive officers which were granted at the time of employment.

Name	Options	Vesting	Maturity	Exercise Price
Marius Silvasan	200,000	1-Jan-10	1-Jan-15	$3.25
	400,000	1-Jul-10	1-Jul-15	$3.50
	400,000	1-Jul-11	1-Jul-16	$3.75
Michael Weingarten	200,000	1-Jan-10	1-Jan-15	$3.25
	400,000	1-Jul-10	1-Jul-15	$3.50
	400,000	1-Jul-11	1-Jul-16	$3.75
Jeanne Chan	100,000	1-Jan-10	1-Jan-15	$3.25
	200,000	1-Jul-10	1-Jul-15	$3.50
	200,000	1-Jul-11	1-Jul-16	$3.75
		Upon Reaching	3 years after
Cris Neely	40,000	Milestone	earned	$3.00
		Upon Reaching	3 years after
	30,000	Milestone	earned	$3.00
		Upon Reaching	3 years after
	20,000	Milestone	earned	$3.00

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Beneficially Owned %

ONE-V Group LLC(3)	9,276,000	31%
Michael Weingarten	5,677,320	19%
Jeanne Chan(4)	2,046,859	7%
Min Zhao(5)	1,424,028	5%
Jin Rong Tang	1,651,200	5%
Marius Silvasan(3)(4)	356,639	1%
Abacus Global Investment (3)	303,333	1%
Cris Neely	111,920	*
Sally Ou (5)	104,394	*
Jan Koe (6)	122,500	*
Quingsheng Fan(6)	2,500	*
Frank Klees(6)	2,500	*
James Fernandes(6)	82,500	*
John Perkins(6)	262,500	*
All Directors and Executive	21,424,194	73%
Officers as a group

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

Acquisition of Supreme Discovery Group Limited (“Supreme”)

On September 27, 2009, through our then wholly owned subsidiary, united Green Technology, Inc. (“UGTI”) we acquired 80% control of Supreme Discovery Group Limited, a British Virgin Islands Company (“Supreme”) and Supreme’s 100% owned WFOE Fujian united Bamboo Technology Company Ltd., (“Fujian united “), which through a variety of transactions and contractual arrangements controls Jianou Lujian Foodstuff Co., Ltd. (“JLF”), a PRC company. In connection with this transaction, on September 27, 2009, we executed and consummated a Share Exchange Agreement (the “Supreme Agreement”) with (i) our then 100% owned subsidiary UGTI, (ii) Supreme and (iii) Tang Jinrong, our Vice President Business Development, China,, Li Lifang and Tang Shuiyou, the stockholders who owned 100% of Supreme’s common stock (the “Supreme Shareholders”). The Supreme Shareholders are also the owners of JLF. Fujian united through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of JLF. Consequently, we effectively control the business and operations of Supreme, Fujian united and JLF. Also, in connection with this transaction, Mr. Tang Jinrong, our Vice President Business Development, China. On November 3, 2009, we entered into a Share Purchase Agreement with UGTI (the “UGTI Share Purchase Agreement”), which cancelled the UGTI Preferred Stock Purchase Agreement we consummated September 27, 2009. Pursuant to the UGTI Share Purchase Agreement we agreed to purchase from UGT and UGTI agreed to sell to us 10,000 shares of UGTI common stock in consideration for a cash payment of $1,200,000 which is payable $180,000 on May 10, 2010, and $1,020,000 on November 10, 2010. As a result of the foregoing UGTI transactions, we are the 98% stockholder of UGTI. See “Company Background – Acquisition of Supreme Discovery Group Limited.”

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

Audit Related Fees
None

Tax Fees
None

All Other Fees
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of June, 2010.

ONE Bio, CORP.

Date: June 1, 2010	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: June 1, 2010	By: /s/	Michael Wieingarten
Michael Weingarten
Chairman of the Board

Date: June 1, 2010	By: /s/	Cris Neely
Cris Neely
Chief Financial Officer

Date: June 1, 2010	By: /s/	Min Zhao
Min Zhao
Director

Date: June 1, 2010	By: /s/	Qingsheng Fan
Qingsheng Fan
Director

Date: June 1, 2010	By: /s/	James Fernandes
James Fernandes
Director

Date: June 1, 2010	By: /s/	Frank Klees
Frank Klees
Director

Date: June 1, 2010	By: /s/	Jan Koe
Jan Koe
Director

Date: June 1, 2010	By: /s/	John Perkins
John Perkins
Director

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

DECEMBER 31, 2009

CONTENTS

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Consolidated Statement of Shareholders’ Equity	4

Notes to the Consolidated Financial Statements	5 – 38

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,171,990	29,172	6,326
shares in 2009 and 6,326,377 shares in 2008
Additional paid-in capital	16,197,666	5,124,271
Statutory reserve	1,740,016	848,550
Accumulated other comprehensive income	1,495,835	1,476,159
Retained earnings	9,965,874	6,883,348
Total shareholders’ equity of the company	29,428,563	14,338,654
Non-Controlling Interest	3,653,761	-
TOTAL EQUITY	33,082,324	14,338,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,633,851	$16,841,811

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Revenues	$22,073,219	$10,401,530
Cost of sales	12,089,029	3,939,610

Gross profits	9,984,190	6,461,920

Operating expenses
General and administrative expenses	1,110,991	1,117,729
Research and development expenses	378,497	444,404
Selling and marketing expenses	1,035,949	247,991

	2,525,437	1,810,124

Income from operations	7,458,753	4,651,796
Interest and financing expense	(230,340)	(151,814)
Interest income	36,633	14,141
Other income	147,236	59,095

Income before income taxes	7,412,282	4,573,218
Provision for income taxes	(2,027,309)	(1,222,919)

Net income	5,384,973	3,350,299

Net income attributable to
non-controlling interest	(612,159)	-

Net income attributable to
Company	$4,772,814	$3,350,299

Earnings per share
- Basic	$0.22	$0.19

- Diluted	$0.21	$0.19

Weighted average number of shares outstanding :
- Basic	21,979,165	17,210,216

- Diluted	22,505,910	17,210,216

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$5,384,973	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(37,286)	747,343

Comprehensive income	5,347,687	4,097,642
Comprehensive income attributable to
noncontrolling interest	(612,159)	-

Comprehensive income attributable to the Company	$4,735,528	$4,097,642

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net Income	$5,384,973	$3,350,299
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation	255,555	206,592
Amortization of intangible assets	64,056	39,546
Amortization of land use rights	62,525	22,971
Amortization of lease prepayments	254,911
Deferred taxes	112,528	16,206
Share-based compensation	50,470	182,239
Changes in operating assets and liabilities :
Accounts receivable, net	(1,402,183)	(2,047,083)
Prepaid and other current assets	(1,831,567)
Inventories	(693,236)	278,001
Accounts payables and accrued expenses	2,011,964	(155,609)
Amount due to a related party	-	(34,380)
Income tax payable	-	(139,929)
Deferred revenue	(86)	(14,415)

Net cash flows provided by operating activities	4,269,910	1,704,438

Cash flows from investing activities
Payments to acquire intangible assets	(479,426)	(245,055)
Payments to acquire property, plant and equipment	(844,615)	(1,586)
Payments on loans receivable, net	(1,370,836)	-
Cash acquired from acquisition	1,908,338	-
Investment for acquisition of land use rights	(3,932,199)	-

Net cash flows used in investing activities	(4,718,738)	(246,641)

Cash flows from financing activities
Issue of common stock	1,754,000	140,000
Issue of capital by Sanming Huajian	-	625,290
Proceeds of bank loans	1,860,561	288,300
Repayments of government loans	(146,700)	(288,300)
Repurchase and cancellation of common shares	(740,000)	-
Repayments of other loans	-	(1,917,195)
Advances on loans payable	1,873,567	-
Advances on notes payable	4,177	-
Advances from stockholders and related parties	143,145	-
Exercise of warrants	764	-
Advances from a stockholder	-	(25,481)

Net cash flows used in financing activities	4,749,514	(1,177,386)

Effect of foreign currency translation on cash and cash equivalents	(37,286)	52,076

Net increase in cash and cash equivalents	4,263,400	332,487
Cash and cash equivalents - beginning of year	665,568	333,081

Cash and cash equivalents - end of year	$4,928,968	$665,568

Supplemental disclosures for cash flow information:
Cash paid for interest	$80,474	$151,382
Cash paid for Income taxes	$1,904,477	$1,346,641

Supplemental disclosure of noncash transactions:
TFS net assets acquired	$3,593,339	-
UGTI net assets acquired	$11,443,822	-
Transfer of land use rights	$5,834,519	-

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

					Accumulated
	Common stock		Additional		other		Total	Non
	Number		paid-in	Statutory	comprehensive	Retained	Shareholders’	Controlling
	of shares	Amount	capital	reserve	income	earnings	Equity	Interest	Total

Balance, January 1, 2008	6,270,377	$6,270	$4,126,798	$481,912	$728,816	$3,899,687	$9,243,483	$-	$9,243,483
Recapitalization	18,000	18	675,272	-	-	-	675,290		675,290
Issue of common shares for cash	28,000	28	139,972	-	-	-	140,000		140,000
Issue of common shares for							-		-
services rendered	10,000	10	12,490	-	-	-	12,500		12,500
Issue of warrants for services	-	-	169,739	-	-	-	169,739		169,739
Appropriation of statutory reserve	-	-	-	366,638	-	(366,638)	-		-
Unrealized foreign currency gain	-	-	-	-	747,343	-	747,343		747,343
Net income	-	-	-	-	-	3,350,299	3,350,299	-	3,350,299

Balance, December 31, 2008	6,326,377	$6,326	$5,124,271	$848,550	$1,476,159	$6,883,348	$14,338,654	$-	$14,338,654

Capitalization of the reporting
issuer via the reverse takeover	17,207,126	17,207	(1,907,944)	(147,089)	(36,839)	(1,423,919)	(3,498,584)	2,737,267	(761,317)
Issuance of shares for cash upon the
exercise of warrants	152,740	153	611				764		764
Issuance of shares upon the
acquisition of assets	3,640,000	3,640	11,303,904	91,589	93,801	1,294,796	12,787,730	304,335	13,092,065
Issuance of common shares for cash	1,876,000	1,876	1,752,124				1,754,000		1,754,000
Issuance of common shares for services	117,747	118	50,352				50,470		50,470
Purchase of common shares
for cancellation	(148,000)	(148)	(125,652)			(614,200)	(740,000)		(740,000)
Appropriation of statutory reserve				946,966		(946,966)	-		-
Unrealized foreign currency gain					(37,286)		(37,286)		(37,286)
Net income						4,772,815	4,772,815	612,159	5,384,974

Balance, December 31, 2009	29,171,990	$29,172	$16,197,666	$1,740,016	$1,495,835	$9,965,874	$29,428,563	$3,653,761	$33,082,324

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

During the year ended December 31, 2009, the ONE completed two acquisitions: (i) on September 3, 2009, ONE completed the purchase of 99.75% of Trade Finance Solutions Inc; and (ii) on September 27, 2009, ONE completed the acquisition of 100% of Supreme Discovery Group Limited (“Supreme”) through its subsidiary United Green Technology, Inc. (“UGTI”).  Pursuant to this transaction, 20% of UGTI common stock was issued to the Supreme shareholders in consideration for 100% of Supreme.  Also ONE acquired 5,000 shares of UGTI preferred stock which have super voting rights resulting in ONE have an 83.3% interest in UGTI.  November 3, 2009, ONE increased its ownership of UGTI to 98%.  ONE’s consolidated financial statements incorporate the results of these acquisitions, as of the acquisition date.  See “Note 8 - Acquisitions” for the unaudited condensed pro-forma results these acquisitions for the fiscal years ended December 31, 2008 and 2007.

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
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Our cash and cash equivalents as of December 31, 2009 and 2008, by geography are:

Location of Cash Deposits	2009	2008
PRC	$3,741,449	$665,568
North America	1,187,519	-
Total	$4,928,968	$665,568

Cash and cash equivalents located in the PRC were denominated in Renminbi (“RMB”) and were placed with financial institutions in the PRC. Typically, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. .  In order to improve the accessibility of our cash on a global scale, we have begun a process of transferring certain assets and processes previously centered in our PRC based VIE entities to our WFOE entities.  PRC regulations permit WFOE’s to remit funds out of the PRC.

Cash and cash equivalents located in the North America were primarily denominated in Canadian Dollars and were placed in financial institutions in Canada. These deposits are freely convertible into foreign currencies and there are few if any practical exchange control restrictions imposed by the Canadian government.

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

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

3.	Supplemental Cash Flow Information

For the Year Ended December 31,	2009	2008
Supplemental disclosure

Interest paid	$80,474	$151,382
Income taxes paid	$1,904,477	$1,346,641
Non-cash transactions
TFS Net assets acquired	$3,593,339	--
UGTI net assets acquired	$11,443,822	--
Transfer of land use rights	$5,834,519	--

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.	Accounts Receivables

	December 31, 2009	December 31,2008
Accounts receivables	$12,017,848	$4,429,887
Allowances for doubtful accounts	(11,263)	(- - -)
Accounts receivable, net	$12,006,585	$4,429,887

5.	Inventory

	December 31, 2009	December 31,2008
Raw material	$140,759	$101,280
Packaging material	59,954	- - -
Work in progress	2,610,245	294,798
Finished goods	165,073	35,491
	$2,976,031	$431,569

6.	Property, Plant and Equipment

	December 31, 2009	December 31,2008
Building and structural components	$3,580,686	$1,928,892
Machinery	1,806,118	860,407
Office equipment and furniture	306,685	97,514
Vehicles	109,590	92,851
	5,803,079	2,979,664
Less: accumulated depreciation	(1,130,912)	(546,505)
	4,672,167	2,433,159
Construction in progress	885,744	710,908
	$5,557,911	$3,144,067

During the periods, depreciation is included in:

For the Year Ended December 31,	2009	2008

Cost of sales	$158,517	$116,137
Administrative expenditures	96,942	90,455

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	December 31, 2009	December 31,2008
Technology	$871,680	$286,065
Software	5,304	3,183
	876,984	289,248
Less: accumulated amortization	(194,926)	(130,089)
	$682,058	$159,159

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $104,748 per year.

8.	Acquisitions

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

8.	Acquisitions - continued

		Fair Value
	At Acquisition	Adjustment	Fair Value

Assets Acquired
Cash and cash equivalents	$280,619	-	280,619
Receivables	1,164,844	-	1,164,844
Loan receivable	2,828,597	-	2,828,597
Prepaid expense	110,664	-	110,664
Property and equipment	13,277	-	13,277
Total assets acquired	4,398,001	-	4,398,001

Liabilities Acquired
Accounts payable	204,610	-	204,610
Loans payable	4,576,313	-	4,576,313
Total liabilities acquired	4,780,923	-	4,780,923

Net fair value of assets acquired	(382,922)	-	(382,922)
Goodwill	3,976,261	-	3,976,261
Purchase Price	$3,593,339	-	3,593,339

Analysis of Current Assets
Item	Comment
Cash	The book value of cash approximates its fair value.
Trade receivables
These amounts are comprised of accounts receivables with maturity dates within 90 days.  The interest rate is commensurate with the risk associated with the debtor.  The issue dates of these financial instruments are recent and thus the required yield on new loans to the debtors is relatively the same as that of the current yields on these financial instruments.  Thus, the trade receivable carrying value approximates their fair value, and therefore no adjustment is required.

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

Based on the above analysis, it is our conclusion that the book values on the balance sheet of TFS approximate their fair value.

The purchase price was settled with:

Estimated cash to be paid between March 2010 and February 2011	$3,000,000

200,000 Common shares to be issued between March 2010 and February 2011	593,339
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

Pursuant to the UGTI Agreement, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to UGTI in exchange for (i) cash in the amount of $1,238,400, (ii) 3,440,000 shares of our common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of our shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of our stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement.

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

	At Acquisition	Fair Value	Fair Value
		Adjustment

Assets Acquired
Cash and cash equivalents	$1,627,719	-	1,627,719
Receivables	5,141,023	-	5,141,023
Inventory	1,851,227	-	1,851,227
Prepaid expense	188,809	-	188,809
Other Assets	7,929,451	-	7,929,451
Total assets acquired	16,738,229	-	16,738,229

Liabilities Acquired
Bank indebtedness	731,112	-	731,112
Accounts payable	806,812	-	806,812
Loans payable	1,462,223	-	1,462,223
Total liabilities acquired	3,000,147	-	3,000,147

Net fair value of assets acquired	13,738,082	-	13,738,082
Non-controlling interest	(2,294,260)	-	(2,294,260)
Purchase Price	$11,443,822	-	11,443,822

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Analysis of Current Assets
Item	Comment
Cash	The book value of cash approximates its fair value.
Trade receivables
These amounts are comprised of accounts receivables arising from the sale of the Company’s goods with maturity dates within 90 days and non-interest bearing.  The invoice dates of these financial instruments are recent.  Thus, the trade receivable carrying value approximates their fair value, and therefore no adjustment is required.

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

Other Assets acquired is composed of the following:

Property, Plant and Equipment, net	$1,811,507
Intangible Assets	107,309
Restricted Cash	451,827
Deferred Taxes	2,359
Prepaid Land Use Rights	5,556,449
Total Other Assets	$7,929,451

Property, Plant and Equipment.
Net Property, Plant and Equipment, Net consists primarily of $1,545,348 in buildings, $560,241 in machinery and equipment, $32,688 in office equipment and $1,011 in vehicles net of accumulated depreciation of $327,870 resulting in a total book value of $1,811,507. We evaluated the existing physical plant and equipment and although there is a market for such equipment and facilities, that market is highly regulated as to participants and usage or transfer fees. Accordingly, we judged that the carrying value of these assets approximated their fair value.

Intangible Assets
Intangible assets consist of $106,142 in land use rights and $1,167 in software for a total book value of $107, 309. An analysis of these items indicates that their carrying value approximates fair value.

Restricted Cash
Cash was deposited as collateral for borrowings from the Rural Credit Cooperatives Cooperation of Jianou City. The deposit matured on December 26, 2009 and was renewed. Its carrying value approximates its fair value.

Prepaid Land Use Rights
In 2007, the Company entered into agreements with Jixi Village and Linkou Village, Yushan Town, for the exclusive harvest right to the bamboo shoots and bamboo grown in the plantation bases leased in the two villages.  These harvest rights provides the Company with a replenishing source of its raw materials which the Company then uses to produce bamboo food products, its primary product.  Secondary products include chemical extraction and fertilizers.

Although the asset is key to the Company’s operations, we noted that the asset value represents approximately 8 years of harvest.  In addition to prepaying the last 10 years of the 30 year agreement, an additional $3.3 million prepayment is due May 31, 2010, which is required by the agreement to preserve these harvest rights.  The Company also pays an annual license fee ranging between $650,000 and $750,000.  Further, since the license is a specific use related to harvesting bamboo, the market for such licenses and accordingly trading the associated deposit is limited.  The government also regulates potential harvesters of its bamboo resource.  We searched for but found no comparable transactions on similar plots of land for which a market value could be inferred.  Accordingly, after considering the foregoing we concluded that the carrying value of the asset approximates its fair value.

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

Notes payable	Notes payable carrying value approximates their fair value.

In addition to the notes payable consideration discussed above, the purchase price also includes share consideration. We valued this share consideration based on the following assumptions:

Consideration of the VWAP (before the 5:1 split) prior to the acquisition,

Acquisition date trading price of $1.20

A discount of 50% - 60% to account for lack of market liquidity, blockage and marketability.

Further discount for payout timing, which would not occur until after April 30, 2011.

Based on the foregoing, we arrived at a $2.9667 ($0.59334 pre-split) value per share or $10,205,422 for the shares issued which were 3,440,000 (17,200,000 pre-split) shares.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Based on the above analysis, it is our conclusion that the book values on the balance sheet of Supreme Discovery Group approximate their fair value.

The purchase price was settled with:

Notes payable due September 22, 2010	$557,280
Notes payable due September 22, 2011	681,120
3,440,000 Common shares	10,205,422
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

c) Pro-forma

The following is a condensed pro-forma statement of operations for the 12 month period ended December 31, 2009, had the above transactions taken place at the beginning of the fiscal year presented.

For the 12 month Period Ended December 31,	2009
Revenues	$39,354,753
Cost of goods sold	23,031,507
Gross profits	16,323,246
Operating expenses	4,514,023
Operating profits	11,809,223
Non-operating expenditures	(155,704)
Income before taxes	11,653,519
Provision for income taxes	(3,088,683)
Non-controlling interest	(612,158)
Net income	$7,952,687

Pro-forma basic earnings per share	$0.36
Pro-forma diluted earnings per share	$0.35

9.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets.  Goodwill was recorded with the purchase of TFS.

Balance December 31, 2008	$	---
Acquisition of TFS		3,974,908
Balance December 31, 2009		$3,974,908

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

11.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	December 31, 2009	December 31, 2008
CCB	$1,465,008	$	---
Financial Institution	1,860,561		---
Rural Cooperative	732,504		146,700
Reverse Acquisition of GPB	980,349		---
Acquisition of TFS	3,000,000		---
Acquisition of Supreme	2,438,400		---
Financial Services	6,449,880		---
Other	157,950		14,805
Total	17,084,652		161,505
Loans Payable, current portion	12,868,796		161,505

Loans Payable, less current portion	$4,215,856	$	---

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

Financial Services - Our Financial services business units borrows money from various individual private lenders at prevailing rates, which was 12% for instruments issued in fiscal 2009.  These borrowings are collateralized by first charge on the receivables of Trade Finance and mature in one year.  Interest and principal is due at maturity.

Other - The amounts are payable to shareholder and related parties.  The amounts are interest-free, unsecured and payable on demand.

12.	Loans Receivable

The assets are non-derivative financial assets resulting from the delivery of cash or other assets by the lender to a borrower for a promise to repay on a specific date or dates, or on demand. These financial assets are typical issued under agreements with terms less than 1 year.  Management generally, holds the loans until maturity or payoff and values them at their outstanding principal adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans.  Most of our loans are collateralized by assignment of the proceeds of trade receivables or the underlying product depending on the nature of the financing and are further secured by credit insurance.  Our FIN business unit has been successfully engaged in such financing activities for over 4 years.

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

Jianou Lujian Foodstuff, Co.
In January 2004, the Company acquired land use rights to construct its main operating and production facilities for $138,645. The land use rights expire in 2054. The Company recognizes $2,773,100 of expense annually as amortization of its land use rights. The Company has pledged its land use rights as collateral according to a loan agreement with the Jianou Sub-Branch of China Construction Bank.

14.	Other Assets

Other assets consist of the following:

Land Lease Rights
Forest Bureau of Sanming City	$9,502,044
Yushan Town (Harvest Rights)	5,567,031
Restricted Cash (Note 10)	388,227
Other	176,136

Total Other Assets	$15,633,438

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Forestry Bureau of Sanming City
In July 2009 Green Planet entered into 2 land use agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations.  The agreement provides for payments every five years of $9,083,051 and will expire in 2039.   As part of this agreement, the Company was required to prepay the first five year leasing period of $9,502,044 which includes an initial nonrefundable deposit of $1,845,910, which can be offset against the rental of the last year of the last leasing period.  The Company recognized $899,133 of lease expense in its reported operating expenses for 2009 reflecting the amortization of these land use agreements and will recognize $1,799,030 of lease expense in each reporting year thereafter and has the following commitments under the agreements:

Year	Commitment	Lease Expense
2010	$-	$1,799,030
2011	-	1,799,030
2012	-	1,799,030
2013	-	1,799,030
2014	9,083,051	1,799,030
Thereafter	34,486294	43,865,545
Total	43,569,345	52,681,695

Yushan Town (harvest rights)
In 2007 UGTI entered into 2 land leasing agreements with Jixi Village and Linkou Village, Yushan Town for exclusive harvest rights to the bamboo shoots and bamboo grown in the plantations based in the two villages, which are an essential botanical raw materials used to support the UGTI operations.  The agreement provides for annual payments on an accelerated schedule which is currently at $659,254 and will expire in 2037.   As part of this agreement, UGTI was required to make an initial nonrefundable deposit of $8,790,050, of which it has already deposited $5,567,031 leaving $3,223,018 due on May 31, 2010.  The agreement provides that the deposit can be offset against the rental of the last 10 years of the leasing period.  Accordingly, UGTI recognized $659,254 of lease expense in its reported operating expenses for 2009 reflecting the annual required rent payment for these harvest rights agreements and has the following commitments under the agreements:

		Lease
Year	Commitment	Expense
2010	3,882,272	$659,254
2011	659,254	659,254
2012	725,179	725,179
2013	725,179	725,179
2014	725,719	725,179
Thereafter	2,377,056	11,167,105
Total	9,094,119	14,661,150

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

	For the years ended December 31
	2009	2008
Repurchase of 148,000 common shares	$740,000	$ - - -
Proceeds paid to an entity whose director is a shareholder	4,709	3,460
Interest expense	- - -	37,840

	December 31, 2009	December 31, 2008
Demand loans with no interest and recorded within loans payable	157,950	14,805

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

5.	issued 3,440,000 common shares for the acquisition of 83.3% of Supreme; and
6.	issued 4,447 common shares for services, with a value of $13,340.
7.	issued 516,000 shares of common stock for gross proceeds of $760,000, and 336,000 warrants.
8.	issued 8,000 common shares for finder fees valued at $24,000
9.	issued 428,500 common shares to management and employees valued at $13,130.

In addition, the Corporation  repurchased 148,000 common shares at a total cost of $740,000, which it has subsequently cancelled.

18.	Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at December 31, 2009 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	—	$0.00
Issued	1,696,000	5.00		$1,746,880
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2009	1,696,000	$5.00	3.0	$1,746,880
Exercisable at December 31, 2009	—	$0.00	3.0	$—

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following information applies to warrants outstanding and exercisable at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $1.00	—	—	$—	—	$—
$1.01 – $2.00	—	—	$—	—	$—
$2.01 – $3.00	—	—	$—	—	$—
$3.01 – $4.00	—	—	$—	—	$—
$4.01 – $5.00	1,696,000	3	$5.00	—	$—

	1,696,000	3	$5.00	—	$—

During the year ended December 31, 2009, the Company issued the following warrants:

Investor Units–
For the year ended December 31, 2009, the Company issued warrants to purchase 1,696,000 shares in connection with the sale of its equity units.  Each equity unit consisted of stock and warrants.  Proceeds received from the sale of equity units were allocated between our common shares and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black-Scholes valuation model, which resulted in $94,297 of the proceeds allocated to the warrants. The warrants were subject to certain “lock-up and leak out” provisions and expire on the third anniversary of the issuance date.

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

For the year ended December 31, 2009, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	For the year ended December 31,
	2009	2008
Expected dividend yield	00.0%	N/A
Expected price volatility	30.0%
Risk free interest rate	1.35%
Expected life of options in years	3.9

19.	Statutory Reserve

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

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of December 31, 2009 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the twelve month periods ended December 31, 2009 and 2008.

 The components of the provision for income taxes are:-

	Year ended December 31,
	2009	2008

Current taxes - PRC	$1,980,394	$1,206,713
Deferred taxes	46,915	16,206

	$2,027,309	$1,222,919

Deferred tax assets as of December 31, 2009 and 2008 composed of the following:
	As of December 31,
The PRC	2009	2008

Current deferred tax assets :
Decelerated amortization of land use rights	$-	$2,608

Decelerated amortization of intangible assets	4,395	2,200

Provision of expenses	134,673	26,835

Changes in capitalized rental expenses	(109,876)	-

	$29,192	$31,643

Non-current deferred tax assets :

Accelerated amortization of intangible assets	$18,679	$(4,951)

Provision of expenses	28,802	13,928

	$47,481	$8,977

Current deferred tax liabilities
Rental expenses capitalized in inventory	$(148,581)	$-

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

The following represents the segmented information based on geographical distribution as at December 31:

For the year ended December 31, 2009	Asia	North America(1)	Total
Sales	$19,402,733	$2,670,485	$22,073,218
Cost of sales	9,479,144	2,609,885	12,089,029
Gross profit	9,923,589	60,600	9,984,189
Operating expenses	1,914,771	(92,067)	1,822,704
Operating profit	8,008,818	152,667	8,161,485

Corporate expenses, including amortization)			702,732
Interest/other expense			46,471

Income before income taxes and non-controlling interest			7,412,282

Assets at December 31, 2009	$41,650,473	$12,983,378	$54,633,851

(1) North America segment includes $1,285,316 of interest income classified as Sales and $648,865 of interest expense classified as Cost of sales.

For the year ended December 31, 2008	Asia	North America		Total
Sales	$10,401,530	$	- - -	$10,401,530
Cost of sales	3,939,610		- - -	3,939,610
Gross profit	6,461,920		- - -	6,461,920
Operating expenses	1,810,124		- - -	1,810,124
Operating profit	4,651,796		- - -	4,651,796

Corporate expenses, including amortization)				-
Interest/other expense				78,578

Income before income taxes and non-controlling interest				4,573,218

Assets at December 31, 2008	$16,841,811		$-	$16,841,811

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

We currently operated three business units as follows:
CHE – Our CHE business unit produces chemical and herbal extracts for use in a wide range of health and wellness products.  This business unit is headed by Green Planet.

OP – Our OP business unit manufactures a variety of consumer and commercial ues health and energy products, organic food products and fertilizers primarily based on bamboo.  This business unit is headed by UGTI and its acquired subsidiary Supreme.

FIN – Our Fin business unit provides creative financing solutions including purchase order financing, factoring and fulfillment services.  This business unit is headed by TFS.

The following represents the segmented information based on operating segments as of December 31, 2009;

For the year ended December 31, 2009	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (1) (FIN)	Corporate		Total
Sales	$13,297,616	$6,105,117	$2,670,485	$	- - -	$22,073,218
Cost of sales	5,553,342	3,925,802	2,609,885		- - -	12,089,029
Gross profit	7,744,274	2,179,315	60,600		- - -	9,984,189
Operating expenses	1,803,093	111,678	(92,067)		- - -	1,822,704
Operating profit	5,941,181	2,067,637	152,667		- - -	8,161,485

Corporate expenses, (including amortization)						702,732
Interest/other expense						46,471
Income before income taxes and non-controlling interest						7,412,282

Assets at December 31, 2009	$34,103,266	$7,547,207	$7,748,681		$5,234,697	$54,633,851

(1)	Financing segment includes $1,285,316 of interest income classified as Sales; and $648,865 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

For the year ended December 31, 2008	Chemical and Herbal Extracts (CHE)	Organic Products (OP)		Financing (FIN)		Corporate		Total
Sales	$10,401,530	$	- - -	$	- - -	$	- - -	$10,401,530
Cost of sales	3,939,610		- - -		- - -		- - -	3,939,610
Gross profit	6,461,920		- - -		- - -		- - -	6,461,920
Operating expenses	1,810,124		- - -		- - -		- - -	1,810,124
Operating profit	4,651,796		- - -		- - -		- - -	4,651,796

Corporate expenses, (including amortization)								-
Interest/other expense								78,578
Income before income taxes and non-controlling interest								4,573,218

Assets at December 31, 2008	$16,841,811		$-		$-		$-	$16,841,811

During the year ended December 31, 2009, the Company had no sales to any customer that exceeded 10% of total revenues.

23.	Subsequent Events

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

As discussed above, in January 2010, the Company issued $3,000,000 of its 8% Convertible Notes with detachable warrants.  Based on managements’ evaluation of the terms of the note, we have determined that note contains an embedded conversion feature.  In accordance with the guidance offered in ASC 470-20 we have accounted for this debt, the beneficial conversion feature and the warrants by allocating proceeds of $3,000,000 between the detachable warrants and the note based on their relative fair values.  Accordingly, $263,432 was allocated to the warrants and $2,642,067 was allocated to the note net of issuance costs of $94,500.

To effect this allocation, we used the Black-Scholes-Merton valuation model to determine the fair value of the warrants to be $299,120.  Based on the foregoing, we calculated the intrinsic value of conversion option to be $357,932.  We will amortize the implied discount on the notes over their 9 month term at approximately $69,000 per month.

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

Effective January 5, 2010, we adopted our 2010 Incentive Stock Plan. The 2010 Incentive Stock Plan is administered by the compensation committee of the board of directors. In the absence of such committee, the board of directors administers the 2010 Incentive Stock Plan. Pursuant to our 2010 Incentive Stock Plan the Compensation Committee may make option grants as part of the compensation provided to our employees, officers or directors or to key advisers or consultants. Stock options may be granted with an exercise price that is less than the fair market value of the underlying shares as of the date of the grant of the option. 4,500,000 shares of common stock are reserved for issuance pursuant to the exercise of awards under our 2010 Incentive Stock Plan.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Since the effective date of the 2010 Incentive Stock Plan, 75,000 options have been granted to independent directors at an exercise price of $6.09 per share and the grants vest quarterly over one year. The options were fair valued at grant date based on the Black-Scholes-Mertion (BSM) model , which resulted in a value of $44,762.  The various inputs utilized in the BSM model were, volatility @ 17.95%, risk free rate @ 2.49% and expected exercise of 2 years from issuance.  In the first quarter of 2010 the Company recorded $13,167 of expense for these options.  As of March 31, 2010, no options had any intrinsic value has the strike price exceeded the stock trading price at that date.  Each of the five new independent directors also received 2,500 shares of restricted stock as a bonus for agreeing to serve as a Director.  In the first quarter of 2010, the Company recorded $37,500 as director’s fees associated with the stock grants.

Effective January 16,  2010, the Company announced the appointment of John Perkins to the Board of Directors.

Effective January 25, 2010 ONE Bio, Corp. (the “Company”) appointed American Stock Transfer & Trust Company (“AST”) of NY, NY, as the Company’s new transfer agent. AST replaces Pacific Stock Transfer which was the Company’s transfer agent up to that date.

Effective May 1, 2010, the Company also changed its registered address now located at 19950 W. Country Club Dr., Suite 100, Aventura, FL 33180.

24.	Options to executives

We issued 2,500,000 options on September 1, 2009 to three management personnel of the Company and recoded and expense of $16,489 for the three months ended March 31, 2010.  Of these options, 20% vest six months from issue date (with $3.25 exercise price) with 40% each vesting on the first and second anniversary of the issue date ($3.50 and $3.75 exercise price, respectively).  The options expire on September 1, 2014.   The aggregate fair value of the options granted was $23,035 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $0.672 at grant date, risk-free interest rate of 2.33%, volatility of 40%, nil expected dividends and expected life of 5 years. Additionally, we issued 170,000 options to two management personnel which vest on the completion of future milestones.  The options have an exercise price of $3.00 and expire three years after achieving milestones.

We also issued 75,000 options to five non-employee directors on January 12, 2010 and recorded an expense of $13,167 for the three months ended March 31, 2010. The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $6.09. The aggregate fair value of the options granted was $44,762 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $6.09 at grant date, risk-free interest rate of 2.49%, volatility of 17.95%, nil expected dividends and expected life of 2 years.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Option activity during the fiscal year ended December 31, 2009 is as follows:

		Number of Options

		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	December
Month of grant	price	1, 2009	Exercised	cancelled	31, 2009

September 2009	$3.25 - $3.75	-	-	2,500,000	2,500,000

September 2009	$3.00	-	-	170,000	170,000

		-	-	2,670,0000	2,670,000

25.	Share-Based Payments

During 2009, the Company issued shares for services and fees as follows:

Fees for Services - During the third and fourth quarters of 2009, the Company issued 4,447 shares of restricted common stock in aggregate to six consultants who provided various services to the Company ranging from investor relations to management consulting. The shares were valued at fair market value of the services provided. The number of common shares were arrived at based on arms-length negotiations between the parties and considered among other things, the fair value of services provided, the legend restrictions on the common shares and the thinly traded market for our shares. This resulted in a $3.00 value per share. Accordingly the Company charged $13,340 to expense in 2009.

Finder’s Fees - During October 2009, the Company issued 8,000 shares of restricted common stock in aggregate to two shareholders who introduced two other investors who made capital infusions into our Company. The shares were valued at the fair value of the services provided and as stated above. This resulted in a $3.00 value per share. Accordingly the Company charged $24,000 to expense in 2009.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Management and Employee’s - During 2009, the Company issued 428,500 shares of restricted common stock to employees and management.  404,000 of the shares were issued to key Chinese associates of Green Planet Bio Engineering Co. Ltd. These shares were issued in Green Planet stock in January 2009, prior to the execution of the reverse acquisition. These shares were issued in acknowledgement of their contribution to that Company as founding participants.  At the time of issuance, the Company’s assets were wholly located in the PRC. Further, Green Planet had not yet received its trading symbol and because the international infrastructure offered by One Bio Corp, as a result of the reverse merger, had not yet been established, the shares were valued at nominal value of $0.03. Accordingly the Company charged $13,340 to expense in 2009.

24,500 shares of restricted stock of One Bio Corp were issued to Chinese key employees in October 2009.  These shares were issued in One Bio Corp stock and were restricted.

