Form 10-Q/A
period 2010-03-31
ONE Bio, Corp.
filed 2010-06-01
CIK 1372267

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2010, which was filed with the SEC on May 17, 2010 (“the Original Quarterly Report”).  This Amendment No. 1 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Reflect the supplemental disclosures on the Statement of Cash Flows.
(2)	Update disclosure in note 10 – Loans Payable
(3)	Update disclosure in note 11 – Loans Receivable.
(4)	Update disclosure table in note 17 – Warrants.
(5)	Update disclosure table in note 18 – Stock Options
(6)	Revise disclosure tables in note 20 – Taxation.

 INTERIM FINANCIAL STATEMENTS

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year end December 31, 2010.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the   forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share
Issued and outstanding: 10,000 and 0
shares at March 31, 2010 and December 31, 2009	10	-
Common stock: par value $0.001 per share
Authorized: 150,000,000 shares
Issued and outstanding: 29,176,396 and 29,171,990	29,177	29,172
shares at March 31, 2010 and December 31, 2009
Additional paid-in capital	16,890,581	16,197,666
Statutory reserve	1,740,016	1,740,016
Accumulated other comprehensive income	1,365,975	1,495,835
Retained earnings	11,536,546	9,965,874
Total shareholders’ equity of the company	31,562,305	29,428,563
Non-Controlling Interest	3,847,616	3,653,761
TOTAL EQUITY	35,409,921	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,487,695	$54,633,851

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

Weighted average number of shares outstanding:
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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities
Net Income	$1,830,927	$842,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,177	52,491
Amortization of intangible assets	26,296	12,880
Amortization of land use rights	6,215	5,836
Amortization of lease prepayments	449,625
Deferred taxes	109,346	(2,805)
Share-based compensation	55,501	13,130
Stock option expense	29,656
Changes in operating assets and liabilities:
Accounts receivable, net	(452,336)	(607,357)
Prepaid and other current assets	(1,684,235)
Inventories	(2,817,575)	46,913
Other assets	(105,604)
Accounts payables and accrued expenses	1,402,866	29,117
Amount due to a related party	(50,152)	879
Income tax payable		48,072
Deferred revenue		-

Net cash flows used by operating activities	(1,092,293)	441,881

Cash flows from investing activities
Payments to acquire property, plant and equipment	(228,107)	-
Loan receivables	1,747,275	-

Net cash flows provided by investing activities	1,519,168	-

Cash flows from financing activities
Proceeds from bridge loan	3,000,000	-
Proceeds of bank loans	586,023	-
Repayments of government loans	-	(146,500)
Repurchase and cancellation of common shares	(80,000)	-
Repayments of bank loans	(342,327)	-
Repayment of notes payable	(180,000)	-
Reverse takeover capitalization	-	-
Exercise of warrants	-	764
Advances from a stockholder	-	-

Net cash flows proved/(used) by financing activities	2,983,696	(145,736)

Effect of foreign currency translation on cash and cash equivalents	(129,808)	(907)

Net increase in cash and cash equivalents	3,280,763	295,238
Cash and cash equivalents - beginning of quarter	4,928,968	665,568

Cash and cash equivalents - end of quarter	$8,209,731	$960,806

Supplemental disclosures for cash flow information:
Cash paid for interest	$104,917	$-
Cash paid for Income taxes	$1,089,849	$252,392

Supplemental disclosures of non cash activity:
Issuance of warrants on convertible notes	$621,363	$-

See Notes to Consolidated Financial Statements

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

MARCH 31, 2010

CONTENTS

Page
Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to the Condensed Consolidated Financial Statements	6 – 28

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

Basis of Consolidation
In a series of transactions that were completed on July 22, 2009, ONE completed a transaction with Green Planet Bioengineering Co., Ltd. (“GPB”) of Delaware and Abacus Global Investments, Corp. (“Abacus”) of Florida.  These transactions were accounted for as a reverse acquisition as the control of the Corporation was acquired by Abacus and the former shareholders of GPB.  The Corporation’s name was changed to One Holdings, Corp. from Contracted Services, Inc. on June 4, 2009 and subsequently changed to ONE Bio, Corp on November 16, 2009.  Although legally, ONE is regarded as the parent, GPB, whose shareholders along with Abacus, is treated as the acquirer under US GAAP.  Consequently, ONE is deemed a continuation of GPB and control of the assets and business of ONE is deemed to have been acquired in consideration for the issuance of the shares.

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

3.	Supplemental Cash Flow Information

For the Periods Ended March 31,	2010	2009

Supplemental disclosure

Interest paid	$104,917	-
Income taxes paid	$1,089,849	$252,392
Non-cash transaction
Issuance of warrants on convertible notes	$621,363	-

4.	Accounts Receivables

	March 31, 2010	December 31,2009
Accounts receivables	$12,470,184	$12,017,848
Allowances for doubtful accounts	(11,263)	(11,263)
Accounts receivable, net	$12,458,921	$12,006,585

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

5.	Inventory

	March 31, 2010	December 31,2009
Raw material	$270,286	$140,759
Packaging material	150,233	59,954
Work in progress	5,124,675	2,610,245
Finished goods	248,412	165,073
	$5,793,606	$2,976,031

6.	Property, Plant and Equipment

	March 31, 2010	December 31,2009
Building and structural components	$3,471,768	$3,580,686
Machinery	1,815,670	1,806,118
Office equipment and furniture	437,094	306,685
Vehicles	140,457	109,590
Leasehold Improvement	87,902	-
	5,952,886	5,803,079
Less: accumulated depreciation	(1,232,643)	(1,130,912)
	4,720,243	4,672,167
Construction in progress	959,008	885,744
	$5,679,256	$5,557,911

6.	Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the Periods Ended March 31,	2010	2009
Cost of sales	$66,182	$62,510
Administrative and R&D Expenses	35,595	27,027

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	March 31, 2010	December 31,2009
Technology	$871,693	$871,680
Software	5,303	5,304
	876,996	876,984
Less: accumulated amortization	(221,221)	(194,926)
	$655,775	$682,058

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

10.   Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	March 31, 2010	December 31, 209
CCB	$1,465,030	$1,465,008
Financial Institution	1,860,588	1,860,561
Rural Cooperative	1,318,527	732,504
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	3,000,000	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services Bridge Loan	6,107,553 3,000,000	6,449,880 -
Other	107,800	157,950
Total	20,098,247	17,084,652
Loans Payable, current portion	15,882,391	12,868,796

Loans Payable, less current portion	$4,215,856	$4,215,856

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

Financial Services - Our Financial services business units borrows money from various individual private lenders at prevailing rates, which was 12% for instruments issued in fiscal 2010.  These borrowings are collateralized by first charge on the receivables of Trade Finance and mature in one year.  Interest and principal is due at maturity.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

13.   Other Assets

Other assets consist of the following:

	March 31,	December 31
	2010	2009
Land Lease Rights
Green Planet (CHE)	$9,052,419	$9,502,044
UGTI (OP)	5,387,052	5,567,031
Restricted Cash (Note 9)	681,239	388.227
Other	168,707	176,136

Total Other Assets	$15,289,417	$15,633,438

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,696,000	$5.00		$1,746,880
Issued	444,298	6.08		-
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	2,140,298	$5.22	3.0	$1,746,880

Exercisable at March 31, 2010	—	$0.00	3.0	$—

The following information applies to warrants outstanding and exercisable at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$5.00	1,696,000	3	$5.00	—	$—
$5.01 – $6.00	444,298	5	$6.08	—	$—

	2,140,298	3	$5.22	—	$—

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

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the period through March 31, 2010 the Company’s expected volatility is based on actual fluctuations in its share prices. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the quarter ended March  31, 2010, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions.

	For the year ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected price volatility	9.7%	30%
Risk free interest rate	1.00%	1.35%
Expected life of options in years	5	3.9

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

    The Option activity during the fiscal quarter ended March 31, 2010 is as follows:

Number of Options
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2010	Exercised	cancelled	31, 2010

September 2009 September 2009 December 2009	$3.25 - $3.75 $3.00 $6.00	2,500,000 170,000 2,500			2,500,000 170,000 2,500
January 2010	$6.09	-	-	75,000	75,000

		2,672,500	-	75,000	2,747,500

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

The components of the provision for income taxes are:-

	March 31,	March 31,
	2010	2009

Current taxes - PRC	$592,441	$283,314
Deferred taxes	110,074	14,345

	$702,515	$297,659

Deferred tax liabilities as of March 31, 2010 and December 31, 2009 composed of the following:
	As of
	March, 31	December, 31
	2010	2009
The PRC

Current deferred tax liabilities:
Decelerated amortization of intangible assets	$(4,395)	$(4,395)

Provision of expenses	(81,097)	(134,673)

Changes in capitalized rental expenses	141,296	109,876

	$55,804	$(29,192)

Non-current deferred tax liabilities:
Accelerated amortization of intangible assets	$(18,679)	$(18,679)
Provision of expenses	(29,534)	(28,802)
Rental expenses capitalized in inventory	173,663	148,581

	$125,450	$101,100

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

For the three months ended March 31, 2009	Asia	North America		Total
Sales	$2,297,621	$	---	$2,297,621
Cost of sales	-		-	-
Gross profit	1,444,935		---	1,444,935
Operating expenses	304,712		---	304,712
Operating profit	1,140,223		---	1,140,223

Corporate expenses, including amortization)				(249)
Interest/other expense				88
Income before income taxes and non-controlling interest				1,140,384

Assets at December 31, 2009	$42,937,742		$11,696,109	$54,633,851

 23.   Segmented Information and Major Customers - continued

The following represents the segmented information based on operating segments as of March 31;

For the three months ended March 31, 2010	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (1) (FIN)	Corporate		Total
Sales	$3,259,429	$4,451,249	$3,451,829	$	---	$11,162,507
Cost of sales	1,469,280	2,618,924	2,966,592		---	7,054,796
Gross profit	1,790,149	1,832,325	485,237		---	4,107,711
Operating expenses	556,498	(608)	284,431		---	840,321
Operating profit	1,233,651	1,832,933	200,806		---	3,267,390

Corporate expenses, including amortization)						534,839
Interest/other expense						199,109
Income before income taxes and non-controlling interest						2,533,442

Assets at March 31, 2010	$24,745,938	$22,103,235	$12,829,964		$1,808,557	$61,487,694

(1) Financing segment includes $223,265 of interest income classified as Sales and $237,595 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

For the three months ended March 31, 2009	Chemical and Herbal Extracts (CHE)		Organic Products (OP)		Financing (FIN)		Corporate	Total
Sales	$2,297,621	$	---	$	---	$	---	$2,297,621
Cost of sales	852,686		---		---		---	852,686
Gross profit	1,444,935		---		---		---	1,444,935
Operating expenses	304,712		---		---		---	304,712
Operating profit	1,140,223		---		---		---	1,140,223

Corporate expenses, including amortization)								(249)
Interest/other expense								88
Income before income tax and non-controlling interest								1,140,384

Assets at December 31, 2009	$22,746,713		$20,191,029		$11,342,020		$354,089	$54,633,851

During the quarter ended March 31, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

24    Subsequent Events

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

We are headquartered in Aventura, Florida; however, our primary contractually controlled operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of China.

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

We distribute our OP products directly to large supermarket chains, hotels, hospitals and restaurants. We also distribute our products through a network of independent third party distributors who enter into renewable one year distribution agreements with us. We are not substantially dependent on any of our distributors.

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

Three Months Ended March 31, 2010 versus March 31, 2009

Operating Revenues

The Company generated $11,162,507 of revenues from operations for the three months ended March 31, 2010 as compared to $2,297,621 from operations for the three months ended March 31, 2009, an increase of $8,864,886 or 385.8%. The increase in revenue is primarily the result of our acquisitions and organic growth strategies.

Approximately $7.9 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s recently completed acquisition of the Financing unit and the OP unit, which contributed revenues of approximately $3.5 million and $4.5 million, respectively for the three months ended March 31, 2010.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September of 2009 and as a result, revenues for March 31, 2009 are only from our CHE business unit.

Approximately $1.0 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has not contributed significantly to the increase in sales. We continues to experience an increase in demand for our core product portfolio and have increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for the three months ended March 31, 2010 were $7,054,796 compared to $852,686 for the same period in 2009, resulting in an increase of $6,202,110 or 727.4%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $5.6 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisitions of the Financing unit and OP unit, which contributed costs of approximately $3.0 million and $2.6 million, respectively, for the three months ended March 31, 2010. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for March 31, 2009 are only from the CHE unit.

Approximately $0.6 million of the increase in cost is primarily related to the higher revenues, organically and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that our recent acquisitions (the Financing unit and OP unit) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for the three months ended March 31, 2010 were $4,107,711 compared to $1,444,935 for the same period in 2009, resulting in an increase of $2,662,776 or 184.3%.  The increase in gross profit is primarily the result of our acquisition and organic growth strategies. Gross profit for March 31, 2009 is only from the CHE unit.

Approximately $2.3 million of the increase in gross profit is due to the inclusion of gross profit from our recently completed acquisitions of the Financing and OP units, which contributed gross profit of approximately $0.5 million and $1.8 million, respectively, for the three months ended March 31, 2010. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than the CHE unit. The individual gross profit percentages of CHE, OP and the Financing unit for the three months ended 2010 are 54.9%, 41.2% and 14.1%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to our net income.

Approximately $0.4 million of the increase in gross profit is primarily a result of the CHE unit’s operating performance. Gross profit from the CHE unit’s operations for the three months ended March 31, 2010 were $1,790,149 compared to $1,444,935 for the same period in 2009, resulting in an increase of 23.4%.  Correspondingly, gross profit for the CHE unit’s as a percentage of revenues for the three months ended March 31, 2010 was 54.9% compared to 62.9% for the same period in 2009.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $1,214,869 as compared to $304,712 for the same period last year. This represents an increase of $910,157 or 298.7%. Operating expenses for March 31, 2009 consist only of expenses from the CHE unit since the acquisitions were made at a later period. Operating expenses for the CHE unit amounted to $556,498 for the three months ended March 31, 2010 compared to $304,712 for the same period last year. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The decrease in selling and marketing expenses is due to a reversal of business tax on management fee in the amount of $237,912 pertaining to the OP unit. The operating expenses for our CHE, Financing and OP business units individually amount to $556,498, $284,431 and ($608), respectively. The selling and marketing expenses for the CHE unit include advertizing and trade show expenses which totaled $122,018 for the three months ended March 31, 2010 in order to drive future sales and sales of new products. The main cost drivers for the company, besides advertizing and trade show costs, are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $60,388 and $36,466 for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for the three months ended March 31, 2010 was $2,892,842 versus $1,140,223 for the same period last year which is an increase of $1,752,619 or 153.7%. The CHE unit contributed $1,233,651 of the increase for an 8.2% organic growth over the prior year.  The OP and Financial units contributed $1,832,933 and $200,806, respectively, for the three months ended March 31, 2010. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, Financing, and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

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

Income before Income Taxes and Non-controlling Interests

For the three months ended March 31, 2010, income before income taxes and non-controlling interest was $2,533,442 versus $1,140,384 for the same period last year, which is an increase of $1,393,058 or 122.2%. The increase is mainly due to the results of the additions of the Financing unit and OP unit. These units contributed for the three months ended March 31, 2010, $124,084 and $1,789,502, respectively. The income was reduced by expenses totaling $578,584 in the corporate unit. However, $236,737 of these expenses are non-cash impacting since these pertain to stock compensation and amortization of loan fees.

Provisions for Income Taxes

For the three months ended March 31, 2010, provisions for income taxes were $702,515 versus $297,659 for the same period last year, which is an increase of $404,856 or 136.0%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for the three months ended March 31, 2009 pertains only to the CHE unit.

Non-controlling Interest

For the three months ended March 31, 2010, the non-controlling interest was $193,855 versus none for the same period last year.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the Financing unit, and the OP unit.

Net Income

Net income for the three month ended March 31, 2010 was $1,637,072 compared to $842,725 for the same period last year, which is an increase of $794,347 or 94.3%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the Financing and OP units.

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

The changes in current assets and specifically cash are more fully discussed as follows:

Cash Flows for the Three Months Ended March 31, 2010 (“Q110”) compared to March 31, 2009(“Q109”)

Cash Flows from Operating Activities

Operating activities used net cash of $1,092,293 (Q110) and provided $441,881 (Q109).  A major component of net cash provided by operations was net earnings of $1,830,927 (Q110) and $842,725 (Q109).  Certain non-cash operating activities such as amortization, depreciation and share based compensation totaling $783,816 (Q110) and $81,532 (Q109) increased net income’s impact on net cash provided by operating activities to $2,614,743 (Q110) and $924,257 (Q109).  Of the $1,830,927 in net earnings for 2010, $944,658 was generated by us and the balance of $886,269, net of corporate expenses of $534,839 was generated by our acquired OP and Financing business units, OP and FIN. Our net earnings during the first quarter of 2010 of $944,658 represented a 101,933 or a 12.1% increase in our organic growth over the first quarter in 2009.  Our acquired OP and Financing business units were fully contributing to our operational performance for the full quarter in 2010.

Net cash provided by operations is also impacted by changes in our net working capital which increased $2,607,101 or 25.4% to $12,890,858 (Q110) from $10,283,757 (Q109).  Of the increase, $690,767 resulted from the Company’s individual net operational activities during the quarter.  The balance of $1,916,334 resulted from our acquired OP and Financing business units, net of corporate activities, which were fully contributing to our consolidated results in Q110 but were not yet acquired and accordingly not part of our consolidated results in Q109.  On a consolidated basis, the more significant changes in working capital components during Q110 are as follows:

●
a $452,336 increase in accounts receivable used cash.  Our continuing CHE business unit provided $1,684,158 in cash from a decrease in trade receivables resulting from successful collections.  Our acquired OP and Financing business units used $2,136,494 in cash resulting from increased receivables associated with expanding sales;

●
a $1,684,235 increase in prepaid and other assets used cash.  Our continuing CHE business unit used $187,414 in cash associated with the timing of normal business transactions.  Our acquired OP and Financing business units used $1,496,821 in cash primarily the result of a deposit given to a supplier to procure raw materials;

●
a $2,817,575 increase in inventories used cash.  Our continuing CHE business unit used $147,893 primarily to increase inventory to meet the increase in demand.  Our acquired OP and Financing business units used $2,669,682 in cash to advance new products and meet anticipated demand.

●
a $1,402,866 increase in accounts payable and accrued expenses provided cash.  Our continuing CHE business unit used $420,011 paying down its suppliers with the cash received from collecting its receivables.  Our acquired OP and Financing business units  provided $1,822,877 in cash by increasing the financing supplied by its vendors in order to fund their inventory increases.

Cash Flows used in Investing Activities

Our investing activities provided $1,519,168 in net cash during the three months ended March 31, 2010. Net cash provided is composed of the following significant items:
●	$1,747,275 in cash was provided by reducing the outstanding loans receivable in our Financing business unit.
●	we purchased $228,107 in additional equipment to expand our capacity, substantially all of it generated by our CHE business unit.

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

Exchange Rates	3/31/2010	12/31/2009
Fiscal period/year end RMB: US$exchange rate	6.84	6.83
Average period/yearly RMB: US$exchange rate	6.84	6.83

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

4. Form 8-K filed on February 17, 2010 announcing the final closing of the SPA for $2.7m..

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