Form 10-K/A
period 2009-12-31
ONE Bio, Corp.
filed 2010-06-30
CIK 1372267

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 2) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 30, 2010 (“the Original Annual Report”) and Form 10-K/A (Amendment No. 1) filed with the SEC on June 1, 2010. This Amendment No. 2 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Expanded Note 1 to include Abacus Transaction and Green Planet Reverse Acquisition.
(2)	Modified Note 2 for Loans Receivables.
(3)	Modified Note 8(b) to clarify Supreme Discovery share consideration.
(4)	Expanded Note 12 Loans Receivables.
(5)	Expanded Note 14 to discuss transfer of land use rights to land lease rights.
(6)	Modified Capital Stock and Debt Financing section in liquidity discussion to distinguish between the reverse capitalization and acquisitions.

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

The Company’s corporate headquarters is located at 19950 W. Country Club Drive, Suite 100 in Aventura, Florida. Additionally, the Company also has manufacturing and production sites located in the Peoples Republic of China (“PRC”). All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.”

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

Capital Stock and Debt Financing at December 31, 2009

As previously mentioned in this document, the Company has begun to execute its accretive acquisition strategy. During 2009 the Company completed a reverse recapitalization with Green Planet and two acquisitions (TFS and Supreme) totaling $33.6 million with the issuance of 8.1 million shares of common stock (post split) valued at $27.2 million along with $6.4 million in debt.  These transactions are:

●	Reverse acquisition (recapitalization) of Green Planet Bioengineering with 4.4 million shares of common stock (post split) valued at $16.4 million and debt of approximately $980,000.

●	Acquisition of Trade Finance Solutions with 200,000 shares of common stock (post split) valued at $593,000 and a work out plan with an estimated value of $3,000,000.

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

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

Min Zhao, Director, is the founder and President of Sanming Huajian Bio-Engineering Co., Ltd., our CHE operating division.  His is a pioneer in the Bioengineering industry with more than 10 years of experience.  Mr. Zhao has served in senior positions in companies ranging from general manager to chairman.  Mr. Zhao has over 20 years of business experience leading various types of companies since graduating from the Chinese People's Liberation Army University.

Mr. Fan is a researcher specialized in traditional Chinese Medicine and organic and health food research. Mr. Fan research encompassed research and development on health food particularly in the preparation of healthy products from different natural plants. Mr. Fan has published 8 books and more than 60 papers in periodicals in China and abroad. Mr. Fan, as chief editor, edited one of the first systematic practical series books in China about health food according to new health food registration management measure. For the last 10 years, Mr. Fan has been a Professor at the Education Ministry food science key laboratory at Nanchang University. Mr. Fan has led 8 national and provincial appraised research projects, and presided over more than 200 health food project appraisals by the National Food and Drug Supervising Administration of China. These projects have been put into production all over China and have yielded significant benefits to over 40 companies. Prior to that Mr. Fan worked as a senior visiting researcher at the Pennsylvania State University, studying the anticancer effects of food. Before that Mr. Fan worked in the Central Laboratory at Jiangxi College of Traditional Chinese Medicine where he pursued his master's degree in immunity pharmacology at the Shanxi College of Traditional Chinese Medicine. Prior to earning his Master's degree, Mr. Fan graduated from the Jiangxi College of Traditional Chinese Medicine. Mr. Fan’s research and experience in traditional Chinese Medicine and organic and health food are valuable assets to ONE Bio.  Mr. Fan has served as an independent member of our Board of Directors since January 12, 2010.

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

Mr. Klees is an accomplished business man, highly regarded and influential politician and active member of the board of several publicly traded corporations. Mr. Klees over the years has developed strong contacts in the Asia-Pacific region. Among several assignments, Mr. Klees currently sits on the boards of a number of energy companies including Roxul Inc., Northern Ethanol Inc., Universal Energy, Tribute Resources, and National Medical Imaging. In 1990, Mr. Klees co-founded the Municipal Gas Corporation where he served as the company's Executive Vice President with responsibilities for business development and government relations. Mr. Klees began his business career in financial services in 1974 with the Canada Life Assurance Company, headquartered in Toronto, Canada. Mr. Klees further developed a financial services practice which further expanded into contract negotiations and investment advisory services. In June of 1995, Mr. Klees was elected to the Ontario Legislature, where he has served in numerous senior government positions, including Chief Government Whip, Deputy House Leader, Minister of Tourism and Minister of Transportation. He is currently the Official Opposition Critic for the Ministry of Transportation and the Ministry of Public Infrastructure Renewal. In his over 15 year tenure in the government, Mr. Klees developed strong contacts in the Asia-Pacific region that cover multiple fronts.  Mr. Klees continues to provide advisory services to public and private companies, drawing on his extensive business, administration and government experience.  Mr. Klees’ extensive and diverse business and public experience combined to his large network of contacts makes Mr. Klees a valuable asset to ONE Bio.   Mr. Klees has served as an independent member of our Board of Directors since January 12, 2010.

Mr. Koe, Director, is a seasoned investor and principal in several US based private and publicly traded companies. Mr. Koe’s investments cover firms invested in real-estate, bioengineering and construction. Mr. Koe is a principal of Method K Partners, Inc., a commercial real estate firm located in Arlington Heights, Illinois which he founded in 1988. Mr. Koe has 30 years of experience in consulting, asset management, leasing and development working with many national real estate firms including Golub & Co., Draper & Kramer Co., Rauch & Co. and Manufacturers Real Estate, a wholly owned affiliate of Manufactures Life Insurance Company.  Among other assignments Mr. Koe's currently provides a variety of real estate services to the medical industry including serving as a real estate consultant for prominent Chicago area medical institutions.  Mr. Koe is also a principal in Chicago based, Paving Solutions LLC. Mr. Koe holds a Bachelors degree in Business Administration and Psychology from Luther College in Decorah, Iowa. Mr. Koe’s business acumen and experience in real-estate are valuable assets to ONE Bio as it grows its manufacturing capacity and real-estate foot print to service the worldwide demand for its products.  Mr. Koe has served as an independent member of our Board of Directors since January 12, 2010.

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

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock	Option	Non Equity	All other	Total
Principal	Year			Awards	Awards	Incentive	Compensation
Position						Plan

Michael Weingarten	2009	$80,000	-	-	-	-	$-	$80,000
Chairman

Marius Silvasan	2009	$80,000	-	-	-	-	$-	$80,000
CEO and President

Cris Neely	2009	$40,000	-	-	-	-	-	$40,000
CFO

John Corn (1)	2008	$-	-	-	-	-	$32,000	$32,000
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

Acquisition of Supreme Discovery Group Limited (“Supreme”)

On September 27, 2009, through our then wholly owned subsidiary, united Green Technology, Inc. (“UGTI”) we acquired 80% control of Supreme Discovery Group Limited, a British Virgin Islands Company (“Supreme”) and Supreme’s 100% owned WFOE Fujian united Bamboo Technology Company Ltd., (“Fujian united ”), which through a variety of transactions and contractual arrangements controls Jianou Lujian Foodstuff Co., Ltd. (“JLF”), a PRC company.  In connection with this transaction, on September 27, 2009, we executed and consummated a Share Exchange Agreement (the “Supreme Agreement”) with (i) our then 100% owned subsidiary UGTI, (ii) Supreme and (iii) Tang Jinrong, our Vice President Business Development, China,, Li Lifang and Tang Shuiyou, the stockholders who owned 100% of  Supreme’s common stock (the “Supreme Shareholders”).  The Supreme Shareholders are also the owners of JLF.  Fujian united through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of JLF. Consequently, we effectively control the business and operations of Supreme, Fujian united and JLF.  Also, in connection with this transaction, Mr. Tang Jinrong, our Vice President Business Development, China.  On November 3, 2009, we entered into a Share Purchase Agreement with UGTI (the “UGTI Share Purchase Agreement”), which cancelled the UGTI Preferred Stock Purchase Agreement we consummated September 27, 2009.  Pursuant to the UGTI Share Purchase Agreement we agreed to purchase from UGT and UGTI agreed to sell to us 10,000 shares of UGTI common stock in consideration for a cash payment of $1,200,000 which is payable $180,000 on May 10, 2010, and $1,020,000 on November 10, 2010.  As a result of the foregoing UGTI transactions, we are the 98% stockholder of UGTI. See “Company Background – Acquisition of Supreme Discovery Group Limited.”

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

Audit Related Fees
None

Tax Fees
None

All Other Fees
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of June, 2010.

ONE Bio, CORP.

Date: June 30, 2010	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: June 30, 2010	By: /s/	Michael Wieingarten
Michael Weingarten
Chairman of the Board

Date: June 30, 2010	By: /s/	Cris Neely
Cris Neely
Chief Financial Officer

Date: June 30, 2010	By: /s/	Min Zhao
Min Zhao
Director

Date: June 30, 2010	By: /s/	Qingsheng Fan
Qingsheng Fan
Director

Date: June 30, 2010	By: /s/	James Fernandes
James Fernandes
Director

Date: June 30, 2010	By: /s/	Frank Klees
Frank Klees
Director

Date: June 30, 2010	By: /s/	Jan Koe
Jan Koe
Director

Date: June 30, 2010	By: /s/	John Perkins
John Perkins
Director

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

DECEMBER 31, 2009

CONTENTS

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Consolidated Statement of Shareholders’ Equity	4

Notes to the Consolidated Financial Statements	5 – 40

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Revenues	$22,073,219	$10,401,530
Cost of sales	12,089,029	3,939,610

Gross profits	9,984,190	6,461,920

Operating expenses
General and administrative expenses	1,110,991	1,117,729
Research and development expenses	378,497	444,404
Selling and marketing expenses	1,035,949	247,991

	2,525,437	1,810,124

Income from operations	7,458,753	4,651,796
Interest and financing expense	(230,340)	(151,814)
Interest income	36,633	14,141
Other income	147,236	59,095

Income before income taxes	7,412,282	4,573,218
Provision for income taxes	(2,027,309)	(1,222,919)

Net income	5,384,973	3,350,299

Net income attributable to
non-controlling interest	(612,159)	-

Net income attributable to
Company	$4,772,814	$3,350,299

Earnings per share
- Basic	$0.22	$0.97

- Diluted	$0.21	$0.97

Weighted average number of shares outstanding :
- Basic	21,979,165	3,440,000

- Diluted	22,505,910	3,440,000

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$5,384,973	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(37,286)	747,343

Comprehensive income	5,347,687	4,097,642
Comprehensive income attributable to
noncontrolling interest	(612,159)	-

Comprehensive income attributable to the Company	$4,735,528	$4,097,642

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

					Accumulated
	Common stock		Additional		other		Total	Non
	Number		paid-in	Statutory	comprehensive	Retained	Shareholders'	Controlling
	of shares	Amount	capital	reserve	income	earnings	Equity	Interest	Total

Balance, January 1, 2008	3,373,212	$3,373	$4,118,926	$481,912	$728,816	$3,899,687	$9,232,714	$-	$9,232,714
Recapitalization	21,468	21	675,200	-	-	-	675,221		675,221
Issue of common shares for cash	33,394	33	139,860	-	-	-	139,893		139,893
Issue of common shares for							-		-
services rendered	11,926	12	12,450	-	-	-	12,462		12,462
Issue of warrants for services	-	-	169,739	-	-	-	169,739		169,739
Appropriation of statutory reserve	-	-	-	366,638	-	(366,638)	-		-
Unrealized foreign currency gain	-	-	-	-	747,343	-	747,343		747,343
Net income	-	-	-	-	-	3,350,299	3,350,299	-	3,350,299

Balance, December 31, 2008	3,440,000	$3,439	$5,116,175	$848,550	$1,476,159	$6,883,348	$14,327,671	$-	$14,327,671

Capitalization of the reporting
issuer via the reverse takeover	20,123,060	20,123	(1,898,914)	(147,089)	(36,839)	(1,423,919)	(3,486,638)	2,737,267	(749,371)
Issuance of shares for cash upon the
exercise of warrants	152,740	153					153		153
Issuance of shares upon the
acquisition of assets	3,640,000	3,640	11,303,904	91,589	93,801	1,294,796	12,787,730	304,335	13,092,065
Issuance of common shares for cash	1,876,000	1,876	1,752,124				1,754,000		1,754,000
Issuance of common shares for services	88,190	89	50,029				50,118		50,118
Purchase of common shares
for cancellation	(148,000)	(148)	(125,652)			(614,200)	(740,000)		(740,000)
Appropriation of statutory reserve				946,966		(946,966)	-		-
Unrealized foreign currency gain					(37,286)		(37,286)		(37,286)
Net income						4,772,815	4,772,815	612,159	5,384,974

Balance, December 31, 2009	29,171,990	$29,172	$16,197,666	$1,740,016	$1,495,835	$9,965,874	$29,428,563	$3,653,761	$33,082,324

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

Basis of Consolidation
On June 9, 2009 Abacus Global Investments Corp. (“Abacus”) acquired 93,750,000 shares or 92.25% of ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) from ONE’s then majority shareholder, Belmont Partners LLC (“Belmont”).  Abacus paid Belmont $262,500 in cash.  Belmont also received shares of ONE common stock.  On June 9, 2009, concurrent with the Abacus acquisition, ONE changed its name from Contracted Services Inc to ONE Holdings Corp.  On October 26, 2009 ONE changed its name again from ONE Holdings Corp to ONE Bio Corp. and authorized a 5 for 1 reverse split in its common shares.

At the time of this acquisition, both Abacus and ONE had nominal operations although ONE was a publicly reporting entity.  Abacus is in the business of acquiring and selling companies and in providing strategic management consulting services.  To our knowledge, Abacus engaged in only the above described transaction in 2009.  ONE (at the time known as Contracted Services Inc.) was a small lawn maintenance company.  Accordingly, neither ONE nor Abacus had any significant operations or assets. Abacus entered into the transaction to establish a public vehicle which it could utilize as the core of a business strategy to establish a global bio-engineering group to promote and develop organic products, intermediate chemical extracts and green processes.

Since both companies, ONE and Abacus, were small closely held companies both prior to and, immediately after the Abacus transaction, and because neither Company had substantial operations or assets, ONE viewed the Abacus transaction as a straight forward private transaction between its shareholder Belmont Partners and Abacus.  We believe that Abacus accounted for the transaction as a purchase and we concur with that determination.  Further, in accordance with the Guidance offered in ASC 805-20-55 we concluded that because, at the time, there was no distinct difference in relative size of assets or operations, and because the legal acquiree did not issue any additional shares that were not already in circulation to effect this transaction, this transaction did not meet the characteristics of a reverse acquisition.  In addition, neither of the companies were merged.

The Abacus transaction had little or no impact on liquidity or operations other than the minor lawn service operations which were discontinued in anticipation of engaging in the new business strategy discussed above.

The Abacus transaction had no impact on our capital structure

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On July 22, 2009 (closing date of the reverse acquisition) ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) acquired 11,625,333 outstanding common shares and 4,155,066 of outstanding warrants together representing 78.28% of Green Planet Bio-Engineering Co., LTD (“GPB”) from GPB’s majority shareholders.  The transaction was accomplished through a share exchange agreement wherein in exchange for GPB common stock and warrants, ONE issued 17,210,216 of its common shares along with a note for $980,349.  The total transaction was valued at $12,336,902.

At the time of this acquisition, ONE had nominal operations whereas GPB was a fully operational enterprise whose assets and operating results far exceeded ONE’s.  Both were publicly traded companies. ONE entered into the transaction as its first acquisition in implementing its business strategy to establish a global bio-engineering group to promote and develop organic products, intermediate chemical extracts and green processes.

Both companies, ONE and GPB were public.  However, ONE’s operations and assets were nominal whereas GPB operations and assets were substantial.  Because GPB’s operations and assets were distinctly different in relative size, ONE viewed the GPB transaction as a reverse acquisition in accordance with the guidance offered in ASC 805-10-55-13.  Accordingly, although ONE was the legal acquirer, because the transaction met the characteristics of a reverse acquisition, GPB was treated as the acquirer for accounting purposes, and its reported equity was recapitalized.  The companies were not merged.

ONE’s capital structure was changed to reflect the shares it issued to acquire GPB under the share exchange agreement.  GPB’s capital structure was recapitalized to reflect the number of shares outstanding as ONE’s shares.  Par value of common stock was adjusted to reflect ONE’s par with the offset adjusting APIC.

During the year ended December 31, 2009, ONE completed two acquisitions: (i) on September 3, 2009, ONE completed the purchase of 99.75% of Trade Finance Solutions Inc; and (ii) on September 27, 2009, ONE completed the acquisition of 100% of Supreme Discovery Group Limited (“Supreme”) through its subsidiary United Green Technology, Inc. “UGTI”).  Pursuant to this transaction, 20% of UGTI common stock was issued to the Supreme shareholders in consideration for 100% of Supreme.  Also ONE acquired 5,000 shares of UGTI preferred stock which have super voting rights resulting in ONE have an 83.3% interest in UGTI.  November 3, 2009, ONE increased its ownership of UGTI to 98%.  ONE’s consolidated financial statements incorporate the results of these acquisitions, as of the acquisition date.  See “Note 8 - Acquisitions” for the unaudited condensed pro-forma results these acquisitions for the fiscal years ended December 31, 2008 and 2007.

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

Loans Receivables
These assets are non-derivatives financial assets resulting cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand. Each cash advance is typically secured by the assignment of proceeds of the borrower’s accounts receivables which usually collect within 90 day cycles from the date of the advance. These assets are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans, less any provision for impairment. Due to the short term nature of the individual advances, their carrying value approximates fair value.   Management believes there is no impairment nor were there any write-offs or allowances for loan losses recorded as of December 31, 2009.

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

Pursuant to the UGTI Agreement, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to UGTI in exchange for (i) cash in the amount of $1,238,400, (ii) 3,440,000 shares of our common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  As part of this transaction, a portion of the share consideration issued to Supreme Shareholders is contingent on UGTI maintaining fiscal year 2010’s EBITDA at least at 2009 levels. To secure this contingency on behalf of the Company, Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of our shares issued to them, pending resolution of the contingency.   In the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of our stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement.”

JLF is an award-winning green-technology enterprise that specializes in the highly profitable production of organic products and fertilizers based on bamboo.  JLF's products reflect the growing global trend for organic food and health products.  JLF holds lush bamboo land contracts of nearly 6,635 acres in Fujian province, one of China's largest bamboo growing areas.  JLF has obtained a certification from an independent certification company that it meets the standards embraced by China (HACCP), and the Company’s OP facilities have been certified by a registered certifying body in Japan (JAS) that allows the Company to attach the organic JAS logo to products produced or manufactured in our OP facilities to indicate that they comply with relevant organic JAS standards.  JLF was also the first company in China to formulate a "zero-to-zero" process starting from cultivation to distribution, and taking it further by developing organic fertilizers from bamboo skins to eliminate its waste.  This led to JLF being named the "Forestry Enterprise of the Year" for 2009 in Fujian Province China

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

These assets are non-derivative financial assets resulting in cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand.  We make cash advances under these financing facility agreements which are usually secured by the assignment of proceeds of accounts receivable which usually collect within 90 day cycles from the date of the advance.   Management generally, holds the loans until maturity or payoff and values them at their outstanding principal adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans. Our loans are collateralized as follows: (a) accounts receivable financing agreements are collateralized by the assignment of the proceeds of trade receivables; (b) purchase order financing agreements are collateralized by the assignment of the assets being purchased or the proceeds of the sale once such assets are sold; further all of our financing agreements are secured by credit insurance.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Because we purchase credit insurance on all our financing transactions our credit insurance underwriter performs extensive credit evaluations, which we rely on.  Accordingly, because our advances are fully secured by the proceeds of short term accounts receivables or products being delivered to our borrower’s customer’s and all of our advances are further secured by credit insurance, management does not believe that any allowance for doubtful accounts or loan impairment is required.

Our FIN business unit has been successfully engaged in such financing activities for over 4 years.  During that time we have engaged in transactions with approximately 120 counterparties aggregating $21.5m in lending.

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
Dec. 31, 2009
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

Transfer of Land Use Rights to Land Lease Rights

In July 2009, Green Planet filed an application with the PRC requesting the exchange of the land use right agreement dated December 31, 2006 for the development of the 15.33 hectare of land in the Jindong Bio-industry Development Zone located in Sanming City, for a land lease agreement containing 667 hectare of agricultural land located in Sanyuan District of Sanming City.  The application included a request to transfer the deposit paid in December 2006 for the land use rights be applied to the land lease agreement to be used to net-off against the rent of the land lease agreement.

The PRC government approved the application for the exchange of land use rights for the new land lease rights in July 2009.  This entitled Green Planet a land lease right of 667 hectares of state owned cultivation bases from the Forestry Bureau of Sanming City.  Additionally, the deposit paid on December 31, 2006 for the land use rights was approved to transfer to the land lease to be used to off-set against the rent of the land lease agreements.   As a result of the PRC’s approval, we transferred $7,656,134 previous recorded land use rights to land lease rights with the Forestry Bureau of Sanming City. The effect of this transfer had no impact on the statement of operations.

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

