Form 10-Q/A
period 2010-03-31
ONE Bio, Corp.
filed 2010-06-30
CIK 1372267

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 2) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2010, which was filed with the SEC on May 17, 2010 (“the Original Quarterly Report”) and Form10-Q/A (Amendment No. 1) filed with the SEC on June 1, 2010.  This Amendment No. 2 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Expanded Note 1 to include Abacus Transaction and Green Planet Reverse Acquisition.
(2)	Modified Note 2 for Loans Receivables.
(3)	Expanded Note 11 Loans Receivables.
(4)	Expanded Note 13 to discuss transfer of land use rights to land lease rights.
(5)	Added Note 25 Convertible Debt
(6)	Modified Balance Sheet to reflect debt discount on convertible loan in loans payable current portion.
(7)	Modified the Balance Sheet to reflect warrants associated with convertible debt in accrued liabilities.

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

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2010

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

MARCH 31, 2010

CONTENTS

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to the Condensed Consolidated Financial Statements	4 – 29

One Bio, Corp.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$8,209,731	$4,928,968
Receivables	12,458,921	12,006,585
Inventory	5,793,606	2,976,031
Loans Receivable	2,476,588	4,223,863
Prepaid expenses	5,067,116	3,382,882

Total current assets	34,005,962	27,518,329
Property, plant and equipment, net	5,679,256	5,557,911
Land use rights	1,099,860	1,106,056
Goodwill	3,974,908	3,974,908
Intangible assets	655,775	682,058
Deposits for acquisition of intangible assets	161,153	161,151
Other Assets	15,289,417	15,633,438

TOTAL ASSETS	$60,866,331	$54,633,851

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts Payable and accrued liabilities	$5,998,709	$4,331,973
Loans payable- current portion	15,261,027	12,868,796
Deferred revenues	62,996	62,995
Deferred taxes	55,804	(29,192)

Total current liabilities	21,378,536	17,234,572
Loans payable	4,215,856	4,215,855
Deferred taxes	125,450	101,100

TOTAL LIABILITIES	25,719,842	21,551,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share
Issued and outstanding : 10,000 and 0
shares at March 31, 2010 and December 31, 2009	10	-
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,176,396 and 29,171,990	29,177	29,172
shares at March 31, 2010 and December 31, 2009
Additional paid-in capital	16,627,149	16,197,666
Statutory reserve	1,740,016	1,740,016
Accumulated other comprehensive income	1,365,975	1,495,835
Retained earnings	11,536,546	9,965,874
Total shareholders’ equity of the company	31,298,873	29,428,563
Non-Controlling Interest	3,847,616	3,653,761
TOTAL EQUITY	35,146,489	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,866,331	$54,633,851

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended March 31,
	2010	2009

Revenues	$11,162,507	$2,297,621
Cost of sales	7,054,796	852,686

Gross profits	4,107,711	1,444,935

Operating expenses
General and administrative expenses	1,116,844	212,215
Research and development expenses	60,388	36,466
Selling and marketing expenses	37,637	56,031

	1,214,869	304,712

Income from operations	2,892,842	1,140,223
Interest and financing expense	(199,109)	(88)
Interest income	3,838	249
Other income	(164,129)	-

Income before income taxes	2,533,442	1,140,384
Provision for income taxes	(702,515)	(297,659)

Net income	1,830,927	842,725

Net income attributable to
non-controlling interest	(193,855)	-

Net income attributable to
Company	$1,637,072	$842,725

Earnings per share
- Basic	$0.22	$0.24

- Diluted	$0.21	$0.24

Weighted average number of shares outstanding :
- Basic	21,979,165	3,440,000

- Diluted	22,505,910	3,440,000

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$1,830,927	$842,725
Other comprehensive income
Unrealized foreign currency gain (loss)	(129,861)	(19,500)

Comprehensive income	1,701,066	823,225
Comprehensive income attributable to
noncontrolling interest	(193,855)	-

Comprehensive income attributable to the Company	$1,507,211	$823,225

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

LoansReceivables
These assets are non-derivatives financial assets resulting cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand. Each cash advance is typically secured by the assignment of proceeds of the borrower’s accounts receivables which usually collect within 90 day cycles from the date of the advance. These assets are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans, less any provision for impairment. Due to the short term nature of the individual advances, their carrying value approximates fair value.   Management believes there is no impairment nor were there any write-offs or allowances for loan losses recorded as of March 31, 2010.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

5.	Inventory

	March 31, 2010	December 31, 2009
Raw material	$270,286	$140,759
Packaging material	150,233	59,954
Work in progress	5,124,675	2,610,245
Finished goods	248,412	165,073
	$5,793,606	$2,976,031

6.	Property, Plant and Equipment

	March 31, 2010	December 31, 2009
Building and structural components	$3,471,768	$3,580,686
Machinery	1,815,670	1,806,118
Office equipment and furniture	437,094	306,685
Vehicles	140,457	109,590
Leasehold Improvement	87,902	-
	5,952,886	5,803,079
Less: accumulated depreciation	(1,232,643)	(1,130,912)
	4,720,243	4,672,167
Construction in progress	959,008	885,744
	$5,679,256	$5,557,911

6.	Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the Periods Ended March 31,	2010	2009

Cost of sales	$66,182	$62,510
Administrative and R&D Expenses	35,595	27,027

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	March 31, 2010	December 31, 2009
Technology	$871,693	$871,680
Software	5,303	5,304
	876,996	876,984
Less: accumulated amortization	(221,221)	(194,926)
	$655,775	$682,058

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

10.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	March 31, 2010	December 31, 209
CCB	$1,465,030	$1,465,008
Financial Institution	1,860,588	1,860,561
Rural Cooperative	1,318,527	732,504
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	3,000,000	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services	6,107,553	6,449,880
Bridge Loan	2,378,636	-
Other	107,800	157,950
Total	19,476,883	17,084,652
Loans Payable, current portion	15,261,027	12,868,796

Loans Payable, less current portion	$4,215,856	$4,215,856

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

Bridge Loan – The amount represents the borrowings in connection with bridge loan (net of discount) with interest rate of 8% per annum and maturity date of nine months.

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

	For the Quarter ended March 31
	2010	2009
Repurchase of 16,000 common shares	$80,000	$ - - -
Proceeds paid to an entity whose director is a shareholder	4,711	879
Interest expense	- - -	---

	March 31, 2009	December 31, 2009
Demand loans with no interest and recorded within loans payable	107,800	157,950

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Option activity during the fiscal quarter ended March 31, 2010 is as follows:

		Number of Options
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2010	Exercised	cancelled	31, 2010

September 2009	$3.25 - $3.75	2,500,000			2,500,000
September 2009	$3.00	170,000			170,000
December 2009	$6.00	2,500			2,500
January 2010	$6.09	-	-	75,000	75,000

		2,672,500	-	75,000	2,747,500

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

Current deferred tax liabilities :
Decelerated amortization of intangible assets	$(4,395)	$(4,395)

Provision of expenses	(81,097)	(134,673)

Changes in capitalized rental expenses	141,296	109,876

	$55,804	$(29,192)

Non-current deferred tax liabilities :

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

25        Convertable Loan

On January 13, 2010, ONE Bio, Corp. (the “Company”) closed on a financing transaction entered into with certain investors including UTA Capital LLC and Udi Toledano (collectively the “Investors” and together with the Company, the “Parties”). In Connection with the financing transaction, the Parties executed a Securities Purchase and Registration Rights Agreement (“SPA”). Pursuant to the SPA upon the occurrence of certain events, the Company issued and the Investors purchased Three Million Dollars ($3,000,000) of the Company’s secured 8% convertible notes (“Notes”). The Notes bear interest at a rate of 8% per annum, mature nine (9) months from the Closing and provide the Investors with certain registration rights. The principal amount of and all accrued interest under the Notes may be convertible, at the option of the Investors, at any time or from time to time, in whole or in part, into Company Common Stock (“Conversion Shares”) at the then effective Conversion Price. The Conversion Price shall be the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Closing (each, a “New Financing”).

Pursuant to the SPA, the Company also issued to the Investors five (5) year warrants (“Warrants”) to purchase an $3,000,000 in aggregate value of the Company’s common stock at an exercise price of the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Initial Closing (each, a “New Financing”).

At the Closing, the Company’s principal shareholders pledged an aggregate of six million (6,000,000) shares of their shares of the Company Common Stock  and certain of the Company’s assets as security for the Notes.

The Company and the Investors also agreed that the proceeds will be used as follows

(i)	$1.7 million will be used to pay the remaining unpaid registered capital of the Company’s GP WFOE prior to any other proceeds of such Closing being applied for any other purposes;

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(ii)
approximately $0.18 million of such additional proceeds shall be used to pay a portion of the remaining unpaid registered capital of the Company’s UGTI WFOE prior to any other proceeds of such Closing being applied for any other purposes; and

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

To effect this allocation, we used the Black-Scholes-Merton valuation model to determine the fair value of the warrants to be $299,120. The Black-Scholes-Merton valuation model applied to warrants utilized the following inputs: volatility of 9.7%, risk free interest rate of 1%, maturity of 5 years and strike price of $6.077.  Based on the foregoing, we calculated the intrinsic value of conversion option to be $357,932. We will amortize the implied discount on the notes over their 9 month term at approximately $69,000 per month.

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

Cash Flows for the Three Months Ended March 31, 2010 (“Q110”) compared to March 31, 2009 (“Q109”)

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