Form 10-Q
period 2010-06-30
ONE Bio, Corp.
filed 2010-08-23
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2010
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

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes: ☐	No: ☒

The number of shares of common stock outstanding as of August 4, 2010 was 30,792,796.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Market for Common Equity and Related Stockholder Matters	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

SIGNATURES		55

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at June 30, 2010, and the results of its operations and cash flows for the three and six months ended June 30, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year end December 31, 2010.

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

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

June 30, 2010

CONTENTS

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to the Condensed Consolidated Financial Statements	4 – 31

One Bio, Corp. Consolidated Balance Sheets (Stated in US dollars)

	June 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$5,297,081	$4,928,968
Receivables	13,236,076	12,006,585
Inventory	5,637,182	2,976,031
Loans Receivable	2,361,506	4,223,863
Prepaid expenses	4,300,562	3,382,882

Total current assets	30,832,407	27,518,329
Property, plant and equipment, net	6,028,631	5,557,911
Land use rights	1,100,791	1,106,056
Goodwill	3,974,908	3,974,908
Intangible assets	1,110,996	682,058
Deposits for acquisition of intangible assets	-	161,151
Other Assets	20,098,514	15,633,438

TOTAL ASSETS	$63,146,246	$54,633,851

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts Payable and accrued liabilities	$6,758,805	$4,331,973
Loans payable- current portion	14,465,842	12,868,796
Deferred revenues	63,408	62,995
Deferred taxes	35,371	(29,192)

Total current liabilities	21,323,425	17,234,572
Loans payable	4,215,856	4,215,855
Deferred taxes	114,552	101,100

TOTAL LIABILITIES	25,653,834	21,551,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share Issued and outstanding : 10,000 and 0 shares at June 30, 2010 and December 31, 2009	10	-
Common stock : par value $0.001 per share Authorized : 150,000,000 shares Issued and outstanding : 30,792,796 and 29,171,990 shares at June 30, 2010 and December 31, 2009	30,793	29,172
Additional paid-in capital	16,453,028	16,197,666
Statutory reserve	1,790,077	1,740,016
Accumulated other comprehensive income	2,008,177	1,495,835
Retained earnings	14,765,072	9,965,874
Total shareholders’ equity of the company	35,047,156	29,428,563
Non-Controlling Interest	2,445,256	3,653,761
TOTAL EQUITY	37,492,412	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,146,246	$54,633,851

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues	$12,679,797	$2,169,748	$23,842,304	$4,467,369
Cost of sales	7,748,113	988,587	14,802,909	1,841,273

Gross profits	4,931,684	1,181,161	9,039,395	2,626,096

Operating expenses
General and administrative expenses	1,142,459	267,760	2,259,302	494,811
Research and development expenses	53,220	36,573	113,608	73,039
Selling and marketing expenses	172,486	35,362	210,123	76,557

	1,368,165	339,695	2,583,033	644,407

Income from operations	3,563,519	841,466	6,456,362	1,981,689
Interest and financing expense	(175,181)	1,423	(374,290)	1,672
Interest income	8,781	(8,318)	12,619	(8,406)
Other income	(196,595)	-	(360,723)	-

Income before income taxes	3,200,524	834,571	5,733,968	1,974,955
Provision for income taxes	(801,685)	(218,714)	(1,504,200)	(516,373)

Net income	2,398,839	615,857	4,229,768	1,458,582

Net income attributable to non-controlling interest	(49,446)	-	(243,300)	-

Net income attributable to Company	$2,349,393	$615,857	$3,986,468	$1,458,582

Earnings per share
- Basic	$0.08	$0.03	$0.13	$0.06

- Diluted	$0.07	$0.03	$0.12	$0.06

Weighted average number of shares outstanding :
- Basic	29,689,528	23,563,061	29,689,528	23,563,061

- Diluted	34,932,232	23,563,061	34,327,106	23,563,061

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$2,398,839	$615,857	$4,229,768	$1,458,582
Other comprehensive income
Unrealized foreign currency gain (loss)	245,634	(395)	115,773	(19,894)

Comprehensive income	2,644,473	615,462	4,345,541	1,438,688
Comprehensive income attributable to noncontrolling interest	(49,446)	-	(243,300)	-

Comprehensive income attributable to the Company	$2,595,027	$615,462	$4,102,241	$1,438,688

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities
Net Income	$4,229,768	$1,458,582
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	230,242	108,271
Amortization of intangible assets	54,773	28,456
Amortization of land use rights	12,508	11,676
Amortization of lease prepayments	1,052,864	-
Deferred taxes	78,164	-
Share-based compensation	55,500	13,130
Stock option expense	29,656	-
Changes in operating assets and liabilities :
Accounts receivable, net	(1,109,385)	680,549
Prepaid and other current assets	(907,618)	50,419
Inventories	(2,642,366)	(35,801)
Prepayments of operating leases	-	(1,817,840)
Trade payables	-	(75,710)
Accounts payables and accrued expenses	2,808,931	(72,040)
Loans payable	579,890	-
Amount due to a related party	1,875	2,684
Amonut due to a stockholder	(95,823)	-
Income tax payable	(322,101)	(88,101)

Net cash flows used by operating activities	4,056,879	264,275

Cash flows from investing activities
Payments to acquire property, plant and equipment	(692,555)	(211,913)
Proceeds on sale of equipment	2,881	-
Deposits paid for acquisition of intangible assets	-	(439,800)
Deposits paid for plantation base leases	(5,117,733)	-
Investment in intangible assets	(318,094)	-
Restricted Cash	(578,867)	-

Net cash flows provided by investing activities	(6,704,368)	(651,713)

Cash flows from financing activities
Proceeds from bridge loan	3,000,000	-
Proceeds of bank loans	(315,870)	659,700
Loans from inter-company	281,583	-
Loans receivable	3,662,307	-
Repayments of government loans	-	(146,500)
Repayments of bank loans	(3,667,896)	-
Repayment of notes payable	-	-
Issuance of preferred shares	10	-
Repurchase and cancellation of common shares	(80,000)	-
Exercise of warrants	-	764
Loan from a stockholder	294,920	-

Net cash flows proved/(used) by financing activities	3,175,054	513,964

Effect of foreign currency translation on cash and cash equivalents	(159,445)	(711)

Net increase in cash and cash equivalents	368,120	125,815
Cash and cash equivalents - beginning of period	4,928,961	665,568

Cash and cash equivalents - end of period	$5,297,081	$791,383

Supplemental disclosures for cash flow information:
Cash paid for interest	$708,283	$8,174
Cash paid for Income taxes	$1,089,849	$599,456

Supplemental disclosures of non cash activity:
Issue of stock for satisfaction of deposits received in prior quarter	$60,000	$-

See Notes to Consolidated Financial Statements

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
.
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
June 30, 2010

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

Included in the Company’s consolidated financial statements are the operational results and financial position of Sanming and JLF. These companies are deemed to be variable interest entities (“VIE”) and were effectively acquired on July 22, 2009, and September 27, 2009, respectively.  As variable interest entities, the Company includes their operating results in its consolidated financial results based on the execution of certain contractual relationships which grants to the Company operational control. The Company has operational control which obligates the Company to absorb the risk or loss and enables the Company to receive the majority of the VIE residual returns.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

To comply with PRC laws and regulations that restrict foreign ownership of companies, the Company operates its China businesses (Sanming and JLF) through Fujian Green Planet and Fujian United wholly foreign owned enterprises (“WFOE”), which are wholly owned subsidiaries of Green Planet and UGTI.    The WFOE’s have entered into certain irrevocable agreements with Sanming and JLF through which operational and financial control of these businesses reside in the WFOE.  The following are the transactional agreements:

Entrusted Management Agreement

Shareholders Voting Proxy Agreement

Exclusive Purchase Option Agreement

Share Pledge Agreement

As a result of these agreements, the Company is considered the primary beneficiary of Sanming and JLF both financially and operationally and accordingly their results are consolidated in the Company’s financial statements.

ONE’s consolidated financial statements include the accounts of all of its majority owned subsidiaries and the accounts of its VIE’s, of which ONE is the primary beneficiary.  All intercompany balances and transactions have been eliminated on consolidation.  The functional currency of ONE’s foreign subsidiaries is in the United States Dollar, Canadian Dollar and Chinese Yuan.  Certain prior year balances have been reclassified to conform to current year presentation.

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

Loans and Receivables
These assets are non-derivatives financial assets resulting cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand. Each cash advance is typically secured by the assignment of proceeds of the borrower’s accounts receivables which usually collect within 90 day cycles from the date of the advance. These assets are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans, less any provision for impairment. Due to the short term nature of the individual advances, their carrying value approximates fair value.   Management believes there is no impairment nor were there any write-offs or allowances for loan losses recorded as of June 30, 2010.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010

2.           Summary of Significant Accounting Policies - continued

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

Impairment of Long-lived Assets
In accordance with ASC Topic 360 Formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2010 as well as June 30, 2009, respectively.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	Summary of Significant Accounting Policies - continued

Income Taxes
The Company accounts for income taxes in accordance with ASC topic 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received.

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
June 30, 2010

2.	Summary of Significant Accounting Policies - continued

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
June 30, 2010

2.	Summary of Significant Accounting Policies - continued

Earnings Per Share
Earnings (loss) per common share are reported in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”. ASC 260 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted profit/loss per common share is not provided, when the effect is anti-dilutive.

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
June 30, 2010

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

 In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	Summary of Significant Accounting Policies - continued

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. “Entertainment-Casinos” (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	Summary of Significant Accounting Policies - continued

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Supplemental Cash Flow Information

For the Periods Ended June 30,,	2010	2009

Supplemental disclosure

Interest paid	$708,283	8,174
Income taxes paid	$1,089,849	$599,456

Non-cash transaction

Issuance of stock for satisfaction of
deposits received in prior quarter	$60,000	-

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4.	Accounts Receivables

	June 30, 2010	December 31,2009
Accounts receivables	$13,247,339	$12,017,848
Allowances for doubtful accounts	(11,263)	(11,263)
Accounts receivable, net	$13,236,076	$12,006,585

5.	Inventory

	June 30, 2010	December 31,2009
Raw material	$296,567	$140,759
Packaging material	91,417	59,954
Work in progress	5,016,653	2,610,245
Finished goods	232,545	165,073
	$5,637,182	$2,976,031

6.	Property, Plant and Equipment

	June 30, 2010	December 31,2009
Building and structural components	$3,494,441	$3,580,686
Machinery	1,870,020	1,806,118
Office equipment and furniture	473,185	306,685
Vehicles	220,982	109,590
Leasehold Improvement	88,476	-
	6,147,104	5,803,079
Less: accumulated depreciation	(1,321,393)	(1,130,912)
	4,825,711	4,672,167
Construction in progress	1,202,919	885,744
	$6,028,631	$5,557,911

During the periods, depreciation is included in:

For the Periods Ended June 30,	2010	2009

Cost of sales	$140,446	$62,510
Administrative and R&D Expenses	89,796	27,027

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	June 30, 2010	December 31,2009
Technology	$1,356,633	$871,680
Software	5,338	5,304
	1,361,971	876,984
Less: accumulated amortization	(250,975)	(194,926)
	$1,110,996	$682,058

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $418,642 per year.

8.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of TFS in the amount of $3,974,908.

June 30, 2010

Balance December 31, 2009	$3,974,908
No impairment on acquisitions	-
Balance June 30, 2010	$3,974,908

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

9.	Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in RMB.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  As of June 30, 2010, the cash on deposit but restricted as to access was $679,791.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

10.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	June 30, 2010	December 31, 2009
CCB	$1,474,600	$1,465,008
Rural Cooperative - A	589,840	1,860,561
Rural Cooperative- B	1,312,394	732,504
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	3,000,000	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services	5,714,763	6,449,880
Bridge Loan	2,725,000	-
Other	626,352	157,950
Total	18,681,698	17,084,652
Loans Payable, current portion	14,465,842	12,868,796

Loans Payable, less current portion	$4,215,856	$4,215,856

The Company has long term loans payable in 2011 and 2012 of $1,715,856 and $2,500,000 respectively.

CCB - The amount represents borrowings from a financial institution and accrues interest at 6.11%.  The borrowing matures on April 30, 2011.

Rural Cooperative A – On June 21, 2010, the Company entered into a short term borrowing agreement with the Rural Credit Cooperative, which carries interest at athe annual rate of 7.9%. The loan is secured by a guarantee company.  The guarantee company charges a fee at 1.57% per annum on the loan.

Rural Cooperative B - The amounts represent borrowings from the Rural Credit Cooperatives Cooperation of Jian Ou City.  Of the $1,312,394, $722,554 matures on December 24, 2010 and $589,840 matures on September 9, 2010.

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
June 30, 2010

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
June 30, 2010

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

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

13.	Other Assets

  Other assets consist of the following:

	June 30, 2010	December 31 2009
Land Lease Rights
Green Planet (CHE)	$10,870,751	$9,502,044
UGTI (OP)	8,566,017	5,567,031
Restricted Cash (Note 9)	679,791	388.227
Other	(18,045)	176,136

Total Other Assets	$20,098,514	$15,633,438

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

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Forestry Bureau of Sanming City
In July 2009 the Company entered into 2 land use agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations.  The agreement provides for payments every five years of $9,083,184 and will expire in 2039.   As part of this agreement, the Company was required to prepay the first five year leasing period of $9,052,419 which includes an initial nonrefundable deposit of $1,845,289, which can be offset against the rental of the last year of the last leasing period.  Accordingly, the Company recognized the lease expense in its reported operating expenses for the period ended, June 2010 reflecting the amortization of these land use agreements and recognized $1,049,787 of lease expense.

In April 2010, the Company entered into a land leasing agreement with Sanming Sanyuan Forestry Bureau.  According to the agreement, the Company was acquired the rights to a 30 year lease to the carcandra cultivation base located in Sanming Sanyuan Louyuan Hills.  In return, every three years the Company will pay the Forestry Bureau $1,769,520 as rent.  In addition the Company was required to make a deposit of $589,840, which will be netted off against rent of the last year of the leasing period.

 The Company has the following commitments under the agreements:

Year	Commitment	Amortization
2010	$-	$1,200,324
2011	-	2,400,649
2012	-	2,400,649
2013	1,769,520	2,400,649
2014	9,142,520	2,400,649
Thereafter	48,278,404	59,258,276
Total	59,190,444	70,061,196

Yushan Town (harvest rights)
In 2007 the Company entered into 2 land leasing agreements with Jixi Village and Linkou Village, Yushan Town for exclusive harvest rights to the bamboo shoots and bamboo grown in the plantations based in the two villages, which are an essential botanical raw materials used to support the Company’s operations.  The agreement provides for annual payments on an accelerated schedule which is currently at $659,254 and will expire in 2037.   As part of this agreement, the Company was required to make an initial nonrefundable deposit of $8,790,050, of which it has paid as of June 30, 2010.  The agreement provides that the deposit can be offset against the rental of the last 10 years of the leasing period.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The Company has the following commitments under the agreements:

		Lease
Year	Commitment	Expense
2010	-	$331,785
2011	663,570	663,570
2012	729,927	729,927
2013	729,927	729,927
2014	729,927	729,927
Thereafter	11,244,006	20,091,606
Total	14,097,357	23,276,742

14.	Defined Contribution Plan

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

The Company contributed $61,621 and $32,040 for the six months ended June 30, 2010 and 2009, respectively.

15.	Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	For the Quarter ended June 30
	2010	2009

Proceeds paid to an entity whose director is a shareholder	$4,711	879

Interest expense	---	---

	June 30, 2010	December 31, 2009
Demand loans with no interest and recorded within loans payable	$440,025	157,950

Amount due to shareholder	92,785	---

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

16.	Capital Stock

The Corporation is authorized to issue 150,000,000 common shares with a par value of $0.001.  Each common share entitles the holder to one vote.

During the six months ending June 30, 2010, the Corporation had the following capital transactions:
1.	issued 10,000 shares of preferred stock as consideration for guarantee of bridge loan financing.
2.	issued 12,500 common shares for directors compensation.
3.	Issued 7,906 of common shares for services rendered.
4.	Repurchased 16,000 common shares at a total cost of $80,000
5.	Issued 1,300,000 shares of common stock in purchase of additional minority interest in subsidiary.
6.	Retired 1,004,788 shares of common stock in conjunction with cancellation of GP preferred stock agreement.
7.	Issued 405,000 shares of common stock for dilution adjustment
8.	Issued 80,000 shares of common stock.

17.	Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at June 30, 2010 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,696,000	$5.00		$1,746,880
Issued	573,664	6.08		$-
Exercised	—	—
Forfeited	(493,664)	6.07
Outstanding at June 30, 2010	1,776,000	$5.22	3.0	$1,746,880
Exercisable at June 30, 2010	—	$0.00	3.0	$—

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following information applies to warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$5.00	1,776,000	3	$5.00	—	$—
$5.01 – $6.00	493,664	5	$6.08	—	$—

	2,269,664	3	$5.22	—	$—

During the six months ended June 30, 2010, the Company issued the following warrants:

Bridge Loan – For the six months ended June 30, 2010, the Company issued warrants to purchase 493,664 shares in connection with a bridge loan financing transaction.  Effective June 30, 2010 the bridge loan was modified to reflect an extension of the loan maturity date, cancellation of the loan convertible option and cancellation of warrants associated with the loan.

The Company issued warrants to purchase 80,000 common shares to an individual investor.  The fair value of the warrants was determined by the Black-Scholes valuation model. The warrants were subject to certain “lock-up and leak out” provisions and expire on the fifth anniversary of the issuance date.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the period through June 30, 2010 the Company’s expected volatility is based on actual fluctuations in its share prices. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the six months ended June  30, 2010, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions.

	For the six months ended June 30,
	2010	2009
Expected dividend yield	0%	0%
Expected price volatility	17.0%	30%
Risk free interest rate	1.00%	1.35%
Expected life of options in years	5	3.9

18.	Stock Based Compensation

During the six months ended June 30, 2010, we recognized total non-cash stock-based compensation of $29,656.  All stock option expenses are booked to general and administrative expenses.

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

We also issued 75,000 options to five non-employee directors on January 12, 2010 and recorded an expense of $13,167 for the three months ended June 30, 2010.   The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $6.09.  The aggregate fair value of the options granted was $45,640 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $6.09 at grant date,  risk-free interest rate of 2.49%, volatility of 17.95%, nil expected dividends and expected life of 2 years.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The Option activity during the six months ended June 30, 2010 is as follows:

		Number of Options
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	June
Month of grant	price	1, 2010	Exercised	cancelled	30, 2010

September 2009	$3.25 - $3.75	2,500,000			2,500,000
September 2009	$3.00	170,000			170,000
December 2009	$6.00	2,500			2,500
January 2010	$6.09	-	-	75,000	75,000

		2,672,500	-	75,000	2,747,500

19.	Statutory Reserve

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

Income Tax

United States
The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of June 30, 2010 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI
Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the three month period ended June 30, 2010 and 2009.

The components of the provision for income taxes are:

	June 30,	June 30,
	2010	2009

Current taxes - PRC	$1,427,351	$502,028
Deferred taxes	76,849	14,345

	$1,504,200	$516,373

Deferred tax liabilities as of June 30, 2010 and December 31, 2009 composed of the following:

	As of
	June 30,	December 31,
The PRC	2010	2009

Current deferred tax liabilities :
Decelerated amortization of intangible assets	$(4,424)	$(4,395)

Provision of expenses	(76,128)	(134,673)

Changes in capitalized rental expenses	115,923	109,876

	$35,371	$(29,192)

Non-current deferred tax liabilities :

Accelerated amortization of intangible assets	$(18,801)	$(18,679)

Provision of expenses	(4,118)	(28,802)

Rental expenses capitalized in inventory	137,471	148,581

	$114,552	$101,100

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

21.	Contingencies

From time to time, the Corporation may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Corporation.  As of June 30, 2010, no material claims were outstanding.

22.	Segmented Information

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

The following represents the segmented information based on geographical distribution as at June 30:

For the six months ended June 30, 2010	Asia	North America(1)	Total
Sales	$18,384,727	$5,457,577	$23,842,304
Cost of sales	10,279,207	4,523,702	14,802,909
Gross profit	8,105,520	933,875	9,039,395
Operating expenses	1,373,224	560,663	1,933,887
Operating profit	6,732,296	373,212	7,105,508

Corporate expenses, including amortization)			649,146
Interest/other expense			722,393

Income before income taxes and non-controlling interest			$5,733,968

Assets at June 30, 2010	$48,349,068	$14,797,177	$63,146,245

(1) North America segment includes $360,722 of interest income classified as Sales and $570,619 of interest expense classified as Cost of sales.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the six months ended June 30, 2009	Asia	North America		Total
Sales	$4,467,369	$	- - -	$4,467,369
Cost of sales	1,841,273		-	1,841,273
Gross profit	2,626,096		- - -	2,626,096
Operating expenses	644,407		- - -	644,407
Operating profit	1,981,689		- - -	1,981,689

Corporate expenses, including amortization)				(8,406)
Interest/other expense				1,672
Income before income taxes and non-controlling interest				$1,974,955

Assets at December 31, 2009	$41,650,473		$12,983,378	$54,633,851

The following represents the segmented information based on operating segments as of June 30;

For the six months ended June 30, 2010	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (1) (FIN)	Corporate		Total
Sales	$8,471,766	$9,912,961	$5,457,577	$	- - -	$23,842,304
Cost of sales	4,232,891	6,046,316	4,523,702		- - -	14,802,909
Gross profit	4,238,875	3,866,645	933,875		- - -	9,039,395
Operating expenses	1,088,415	284,809	560,633		- - -	1,933,888
Operating profit	3,150,460	3,581,836	373,212		- - -	7,105,507

Corporate expenses, including amortization)						649,146
Interest/other expense						722,393
Income before income taxes and non-controlling interest						$5,733,968

Assets at June 30, 2010	$24,789,843	$23,559,225	$11,471,063		$3,326,114	$63,146,245

(1) Financing segment includes $360,722 of interest income classified as Sales and $570,619 of interest expense classified as Cost of sales.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

22.           Segmented Information - continued

For the three months ended March 31, 2009	Chemical and Herbal Extracts (CHE)	Organic Products (OP)		Financing (FIN)		Corporate		Total
Sales	$4,467,369	$	- - -	$	- - -	$	- - -	$4,467,369
Cost of sales	1,841,273		- - -		- - -		- - -	1,841,096
Gross profit	2,626,096		- - -		- - -		- - -	2,626,096
Operating expenses	644,407		- - -		- - -		- - -	644,407
Operating profit	1,981,689		- - -		- - -		- - -	1,981,689

Corporate expenses, including amortization)								(8,406)
Interest/other expense								1,672
Income before income tax and non-controlling interest								1,974,955

Assets at December 31, 2009	$22,746,713		$20,191,029		$11,342,020		$354,089	$54,633,851

During the quarter ended June 30, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

23.           Bridge Loan Financing

Effective June 30, 2010, the Company modified the terms of its existing bridge loan agreement which was entered into on February 11, 2010.  The modifications include the cancelation of the both the conversion feature embedded in the note and the detachable warrant, along with a two month extension in the note’s maturity date to December 10, 2010, with an option to further extend the notes maturity to January 10, 2011 (the “Amended Maturity Date”).

In exchange for these modifications, the Company agreed to issue a new warrant for the same number of shares as the old warrant (493,664 shares), upon closing an equity offering provided the offering occurs prior to the maturity date of the loan.  Should an equity offering not occur prior to the maturity date of the nee amended maturity date the obligation to issue the new warrant expires.  In that case, the Company agrees to make a $600,000  cash payment (‘Cancellation Premium”) of which $300,000 is due upon expiration of the six-month anniversary of the latest amended maturity date and $300,000 is due upon expiration of the six-month anniversary of the latest amended maturity date.

Terms of the new warrant, should it be issued, call for a five year maturity, and specify a strike price of 65% of the offer price.  The warrant will also provide for a “rachet provision” adjusts the strike price to be equal to any lower price offered in a future equity offer during its life.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The Company has calculated the fair value of the warrant and determined that it does not exceed the cancellation premium of $600,000.  Accordingly, the Company has recorded a $600,000 liability and will revalue the warrant each reporting period until its exercise.

24           Subsequent Events

NONE

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

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

Immediately following the acquisition of a majority equity interest in the Company by Abacus Global Investments, Corp. (“Abacus”) on June 4th, 2009, the Company changed its business purpose, direction and strategy as outlined above.

We are headquartered in Aventura, Florida; however, our primary contractually controlled operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of China.

Historic Overview

Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name of Contracted Services, Inc.

On May 29, 2009 th Belmont Partners, LLC (“Belmont”) acquired ninety-three million seven hundred fifty thousand (93,700,000) shares of the Company’s common stock.  The transaction closed on June 2, 2009, resulting in Belmont’s control of approximately 92.25% of the Company’s outstanding capital stock.

On June 4, 2009, Abacus Global Investments, Corp. (“Abacus”) acquired all ninety-three million seven hundred fifty thousand (93,750,000) shares of the Company’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont.  The transaction closed on June 9, 2009, resulting in Abacus controlling 92.25% of the Company’s outstanding capital stock.  Additionally, on June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the Company.

On June 9, 2009, the Company changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE, Abacus changed the Company’s business focus to its current strategy.

On July 22, 2009, the ONE acquired from certain shareholders (“GP Shareholders”) of Green Planet Bioengineering Co., Ltd., a Delaware corporation (“Green Planet”) 80% of the issued and outstanding shares of common stock of Green Planet. The Company also acquired 5,101 shares of Green Planet preferred stock which provides the Company the right to vote 1,000 votes on all matters submitted for a shareholder vote. The preferred stock is convertible into 1,000 shares of Green Planet common stock.  The Company acquired the Green Planet preferred stock in consideration for the issuance by the Company to Green Planet of 5,024,038 shares of the Company’s common stock.  As part of this transaction, Green Planet and the GP Shareholders deposited into an Escrow account thirty-five percent (35%) of the Company’s shares issued to Green Planet and the GP Shareholders, in the event Green Planet failed to meet certain EBITDA based performance measures through 2010.  To date Green Planet has met its performance measures. Green Planet and the GP Shareholders are also subject to a lockup and leak out period and has one piggy-back registration right as further defined in the Green Planet Preferred and Common Stock Purchase Agreements.  As a result of the Green Planet transactions, the Company has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion or the Green Planet preferred stock into common stock, the Company owns approximately 83% of Green Planet’s shares.  Green Planet in turn owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), the primary operating company in the Chemical and Herbal Extracts (“CHE”) division..  Consequently, the Company effectively controls the business and operations of Green Planet, FuJian Green Planet Bioengineering Co., Ltd. (a GP WFOE) and Sanming Huajian Bio-Engineering Co., Ltd.

On September 3, 2009, ONE acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the outstanding common shares of Trade Finance Solutions Inc. (“TFS”). For the TFS shares each TFS Shareholder is to receive shares of the Registrant’s common stock and cash payments as per the Share Purchase Agreement with the TFS Shareholders (“TFS SPA”). The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the TFS SPA with a not to exceed purchase price of $6,000,000.00. In addition to the cash portion of the purchase price, the TFS Shareholders shall receive 1 share of ONE common stock (adjusted for forward or reverse splits following the closing) for every $1.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 6 million shares of Registrant’s common stock. The TFS Shareholders are subject to a lockup and leak out period as further defined in the TFS SPA. Upon the purchase of the TFS Common Shares from the TFS Shareholders, Registrant has become the majority shareholder of TFS. TFS provides balance sheet financing solutions for domestic and international credit-worthy customers including accounts receivable, purchase order financing, fulfillment services and factoring or invoice discounting. The TFS acquisition is strategic to the Company beyond the direct and immediate financial contribution TFS will bring to sales and net income because it will provide the Company the ability to use TFS as an internal financing arm ready, able and dedicated to fund and facilitate the growth of the Company’s core bioengineering business.

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

On November 11, 2009, the Company filed an application to list its common stock on the NASDAQ Capital Market. The Company believes it currently fulfills or will shortly meet all applicable NASDAQ Capital Market listing requirements. The Company’s listing application is  subject to review and approval by NASDAQ’s Listing Qualifications Department for compliance with all NASDAQ Capital Market standards. The Company received notification on April 22, 2010, that their application had been approved to list on the NASDAQ Exchange.  NASDAQ has reserved ONBI as the trading symbol for the Company’s common stock

On January 8, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement with certain institutional and accredited investors pursuant to which the investors purchased $3,000,000 in aggregate principal amount of our 8% Convertible Promissory Notes.  The Convertible Notes are due on October 11, 2010, and are convertible at the elections of the Investors into shares of our Common Stock at an initial Conversion Price equal to shall be the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Initial Closing (each, a “New Financing”). Pursuant to the SPA, we also issued to the Investors five (5) year warrants (“Warrants”) to purchase an aggregate of 49,366 shares of our Common Stock at an initial exercise equal to the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by us in any New Financing.

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

Operational Summary

Our operations are divided into two principal complementary business units that focus on producing chemical and herbal extracts (our “CHE” business unit) and organic products utilizing green processes (our “OP” business unit). We also have an internal financing arm (our “FIN” business unit) that assists and supports the growth of our core bioengineering business units. We believe our internal financing business unit provides us an excellent opportunity beyond funding our core operations to also provide purchase order financing to third-party clients that purchase products from us. In this arrangement, our internal financing business unit can insert itself into the collection process, expediting cash flow and debt repayment for all parties ultimately driving our growth rate. We fund our internal financing business unit through the sale of debentures to institutional and high net worth investors that pay quarterly interest to investors solely from the interest and fees generated from the financing business unit’s activities. The debenture is secured by the assets of the internal financing unit with no recourse to our other assets.

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

TFS and our FIN financing division

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

TFS conducts a thorough review and due diligence examination of potential borrowers and the respective borrower’s customers before the particular transaction is approved. An analysis of each individual transaction also takes place through TFS’ credit approval process, in order to ensure that all parties in the transaction receive value, and that TFS will be re-paid according to the terms agreed to in the particular transaction. Security for the financing includes a first lien position on the receivables and assets of the client (UCC, PPSA), personal guaranty and credit insurance. In addition, 100% of TFS’ financing transactions are credit insured with large, multinational insurance companies. In a typical financing transaction, a letter of credit will be utilized to provide all parties with the protections on agreed to delivery, quality and timelines. TFS’ clients are primarily small and medium size businesses registered and/or located in the United States and Canada, which export their products internationally. Through TFS we also offer purchase order financing to third-party clients that purchase products from our CHE business unit and our OP business unit to assist to assist in the collection process, and expedite cash flow and debt repayment.

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

Results of Operations and Financial Condition

As a result of the reverse acquisition transaction with Green Planet BioEngineering, Ltd. (“GPB”) (“CHE”), discussed elsewhere in this interim report, although legally GPB was acquired by ONE, for accounting and financial reporting purposes, GPB was considered the accounting acquirer and therefore ONE is considered to be a continuation of GPB.  Our two other acquisitions that occurred in September 2009, Trade Finance Solutions (“TFS”) (‘Fin”) and United Green Technology, Inc. (“UGTI”) (“OP”) were accounted for as purchases. Accordingly, the information reported in our interim consolidated financial statements and in the following discussion and analysis of our operating results for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009, include the operating results of GPB for the periods presented consolidated with the operating results of TFS and UGTI from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively. As a result, the comparative numbers for June 30, 2009 include only GPB.  GPB,TFS and UGTI’s operating units are CHE, the Financing unit, and the OP unit, respectively.

Three Months Ended June 30, 2010 (“Q210-QTR”) versus June 30, 2009 (Q209-QTR”)

Operating Revenues

The Company generated $12,679,797 of revenues from operations for Q210-QTR compared to $2,169,748 for Q209-QTR, an increase of $10,510,049 or 484%. The increase in revenue is primarily the result of our acquisitions and organic growth strategies.

Approximately $7.5 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s 2009 acquisition of approximately $2.0 million for the FIN business unit and $5.5 million for the OP business unit.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, revenues for Q209-QTR are only from our CHE business unit.

Approximately $3.0 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has not yet contributed significantly to the increase in sales. We continue to experience an increase in demand for our core product portfolio and have increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for Q210-QTR was $7,748,113 compared to $988,587 for Q209-QTR, resulting in an increase of $6,759,526 or 684%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $5.0 million of the increase in cost of sales is due to the inclusion of costs from the Company’s 2009 acquisition of approximately $1.6 million for the FIN business unit and $3.4 million for the OP business unit. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for June 30, 2009 is only from the CHE unit.

Approximately $1.7 million of the increase in cost is primarily related to the CHE business as a result of higher revenues and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that our recent acquisitions (the FIN unit and OP unit) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for Q210-QTR was $4,931,684 compared to $1,181,161 for Q209-QTR, resulting in an increase of $3,750,523 or 318%.  The increase in gross profit is primarily the result of our acquisition and organic growth strategies. Gross profit for June 30, 2009 is only from the CHE unit.

Approximately $2.4 million of the increase in gross profit is due to the inclusion of gross profit from our recently completed acquisitions of approximately $0.4 million for the FIN business unit and $2.0 million for the OP business unit. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than the CHE unit. The individual gross profit percentages of CHE, OP and the Financing unit for Q210-QTR are 47%, 37% and 22%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to our net income.

Approximately $1.3 million of the increase in gross profit is primarily a result of the CHE unit’s operating performance. Gross profit from the CHE unit’s operations for Q210-QTR were $2,448,726 compared to $1,181,161 for Q209-QTR, resulting in an increase of 107%.  Correspondingly, gross profit for the CHE unit’s as a percentage of revenues for Q210-QTR was 47% compared to 54% for Q209-QTR.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for Q210-QTR were $1,368,165 as compared to $339,695 for Q209-QTR. This represents an increase of $1,028,470 or 303%. Operating expenses for June 30, 2009 consist only of expenses from the CHE unit since the acquisitions were made at a later period. Operating expenses for the CHE unit amounted to $531,917 for Q210-QTR compared to $339,695 for Q209-QTR. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The operating expenses for our CHE, FIN and OP business units individually amount to $531,917, $285,417 and $276,231, respectively. The main cost drivers for the company are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $53,220 and $36,573 for the Q210-QTR and Q209-QTR, respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for Q210-QTR was $3,563,520 versus $841,466 for Q209-QTR which is an increase of $2,722,054 or 323%. The CHE unit contributed $1,916,809 of the increase for an organic growth of 108% over the prior year.  The OP and FIN units contributed $1,748,903 and $172,407, respectively, for the Q210-QTR. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, FIN and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expenses

Financing expenses include interest expense on the Company’s various financial instruments. For Q210-QTR the Company recognized $8,781 in interest income from its various instruments. The Company’s interest and financing expenses for Q210-QTR amounted to $175,181. In addition, the Company recorded $196,595 for the period pertaining to expenses for obtaining various loans.

Income before Income Taxes and Non-controlling Interests

For Q210-QTR, income before income taxes and non-controlling interest was $3,200,525 versus $834,571 for Q209-QTR, which is an increase of $2,365,954 or 283%. The increase is mainly due to the results of the additions of the FIN and OP units. These units contributed $115,061 and $1,732,804, respectively for Q210-QTR. The income was reduced by expenses totaling $541,556 in the corporate unit. However, $266,957 of these expenses are non-cash since these pertain to amortization of loan fees.

Provisions for Income Taxes

For Q210-QTR, provisions for income taxes were $801,685 versus $218,714 for Q209-QTR, which is an increase of $582,971 or 267%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for Q209-QTR pertains only to the CHE unit.

Non-controlling Interest

For Q210-QTR, the non-controlling interest was $49,446 versus $0 for Q209-QTR.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the Financing unit and the OP unit.

Net Income

Net income for Q210-QTR was $2,398,840 compared to $615,857 for Q209-QTR, which is an increase of $1,782,983 or 290%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the FIN and OP units.

Six Months Ended June 30, 2010 (“Q210-YTD”) versus June 30, 2009 (“Q209-YTD”)

Operating Revenues

The Company generated $23,842,304 of revenues for Q210-YTD as compared to $4,467,369 for Q209-YTD from operations or $19,374,935 or 434%. The increase in revenue is primarily the result of our acquisitions and organic growth strategies.

Approximately $15.4 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s recently completed acquisition of approximately $5.5 million for the FIN business unit and approximately $9.9 million for the OP business unit for Q210-YTD.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September of 2009 and as a result, revenues for the six months ending June  3, 2009 are only from our CHE business unit.

Approximately $4.0 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE unit. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has not contributed significantly to the increase in sales. We continue to experience an increase in demand for our core product portfolio and have increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for Q210-YTD was $14,802,909 compared to $1,841,273 for Q209-YTD, resulting in an increase of $12,961,636 or 704%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $10.5 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisitions of approximately $4.5 million for the FIN unit and approximately $6.0 million OP unit. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for Q209-YTD are only from the CHE unit.

Approximately $2.4 million of the increase in cost is primarily related to the higher revenues from the CHE unit and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that our recent acquisitions (the FIN unit and OP unit) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for Q210-YTD was $9,039,395 compared to $2,626,096 for Q209-YTD, resulting in an increase of $6,413,299 or 244%.  The increase in gross profit is primarily the result of our acquisition and organic growth strategies. Gross profit for Q209-YTD is only from the CHE unit.

Approximately $4.8 million of the increase in gross profit is due to the inclusion of gross profit from our recently completed acquisitions of the FIN and OP units, which contributed gross profit of approximately $0.934 million and $3.9 million, respectively, for Q210-YTD. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than the CHE unit. The individual gross profit percentages of CHE, OP and the Financing unit for Q210-YTD are 50%, 39% and 17%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to our net income.

Approximately $1.6 million of the increase in gross profit is primarily a result of the CHE unit’s operating performance. Gross profit from the CHE unit’s operations for Q210-YTD was $4,238,875 compared to $2,626,096 for Q209-YTD, resulting in an increase of 61%.  Correspondingly, gross profit for the CHE unit as a percentage of revenues for Q210-YTD was 50% compared to 59% for Q209-YTD.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for the Q210-YTD were $2,583,034 as compared to $644,407 for Q209-YTD. This represents an increase of $1,938,627 or 301%. Operating expenses for Q209-YTD consist only of expenses from the CHE unit since the acquisitions were made at a later period. Operating expenses for the CHE unit amounted to $1,088,415 for the Q210-YTD compared to $644,407 for Q209-YTD. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The increase is due to our investment in selling and marketing expenses due to efforts to expand both the product line and distribution network. The operating expenses for our CHE, FIN and OP business units individually amount to $1,088,415, $284,809 and 547,528, respectively. The main cost drivers for the company, besides advertizing and trade show costs, are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $113,608 and $73,039 for Q210-YTD and Q209-YTD, respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for the Q210-YTD was $6,456,362 versus $1,981,689 for Q209-YTD which is an increase of $4,474,673 or 226%. The CHE unit contributed $1,324,213 of the increase for a 67% organic growth over the prior year.  The OP and FIN units contributed $3,581,836 and $373,212, respectively, for Q210-YTD. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, FIN and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expenses

Financing expenses include interest expense on the Company’s various financial instruments. For Q210-YTD the Company recognized $12,619 in interest income from its various instruments. The Company’s interest and financing expenses for Q210-YTD amounted to $374,290. In addition, the Company recorded $360,723 for the period in other expenses pertaining to expenses for obtaining various loans.

Income before Income Taxes and Non-controlling Interests

For Q210-YTD, income before income taxes and non-controlling interest was $5,733,968 versus $1,974,955 for Q209-YTD, which is an increase of $3,759,013 or 190%. The increase is mainly due to the results of the additions of the FIN unit and OP unit. These units contributed $239,074 and $3,522,306, respectively for Q210-YTD. The income was reduced by expenses totaling $1,120,139 in the corporate unit. However, $376,702 of these expenses consist of non-cash transactions since these pertain to stock compensation and amortization of loan fees.

Provisions for Income Taxes

For Q210-YTD, provisions for income taxes were $1,504,200 versus $516,373 for Q209-YTD, which is an increase of $987,827 or 191%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for Q209-YTD pertains only to the CHE unit.

Non-controlling Interest

For Q210-YTD, the non-controlling interest was $243,300 versus $0 for Q209-YTD.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the FIN unit, and the OP unit.

Net Income

Net income for Q210-YTD was $4,229,768 compared to $1,458,582 for Q209-YTD, which is an increase of $2,771,186 or 190%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the FIN and OP units.

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

The Company had working capital of $9,508,982 as of June 30, 2010.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the six months ended June 30, 2010 and 2009, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product lines will require substantial capital which we may not be able to satisfy solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the six months Ended June 30, 2010 compared to June 30, 2009” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $8,512,396 or 15.6% to $63,146,245 as of June 30, 2010 from $54,663,851 as of December 31, 2009 primarily as a result of a net increase in current assets.  (See cash flows from operating activities below for further discussion.)

There were no significant changes in long lived assets.

The changes in current assets and specifically cash are more fully discussed as follows:

Cash Flows for the Six Months Ended June 30, 2010 (“Q210-YTD”)  compared to June 30, 2009 (“Q209-YTD”)

Cash Flows from Operating Activities

Operating activities provided net cash of $4,056,879 (Q210-YTD) and $264,275 (Q209-YTD).  A major component of net cash provided by operations was net earnings of $4,229,769 (Q210-YTD) and $1,458,582 (Q209-YTD).  Certain non-cash operating activities such as amortization, depreciation and share based compensation totaling $1,435,543 (Q210-YTD) and $161,533 (Q209-YTD) increased net income’s impact on net cash provided by operating activities to $5,665,312 (Q210-YTD) and $1,620,115 (Q209-YTD).  Of the $4,229,769 in net earnings for Q210-YTD, $2,479,532 was generated by our CHE unit and the balance of $1,750,237 was generated by our acquired OP and FIN business units. Our net earnings during Q210-YTD of $4,229,769 represented a $2,771,187 or 190% increase in our organic growth over Q209-YTD.  Our acquired OP and FIN business units were fully contributing to our operational performance for Q210-YTD.

Net cash provided by operations was also impacted by changes in our net working capital which decreased $1,608,433 or 15.6% to $9,508,982 (Q210-YTD) from $10,283,765 (Q409-YTD).  Of the decrease, a $2,004,020 increased was generated organicly by our CHE unit.  The balance, a decrease of $3,612,453 resulted from our acquired OP and FIN business units, net of corporate activities, which were fully contributing to our consolidated results in Q210-YTD but were not yet acquired and accordingly not part of our consolidated results in Q209-YTD.  On a consolidated basis, the more significant changes in working capital components during Q210-YTD are as follows:

●
a $1,109,385 increase in accounts receivable used cash.  Our continuing CHE business unit provided $1,648,312 in cash from a decrease in trade receivables resulting from successful collections.  Our acquired OP and Financing business units used $2,757,697 in cash resulting from increased receivables associated with expanding sales;

●
a $2,642,366 increase in inventories used cash.  Our continuing CHE business unit used $524,255 primarily to increase inventory to meet the increase in demand.  Our acquired OP and FIN business units used $2,118,111 in cash to advance new products and meet anticipated demand.

●
a $2,808,931 increase in accounts payable and accrued expenses provided cash.  Our continuing CHE business unit provided $1,300,324 by securing increased credit lines from our suppliers to support increased inventories.  Our acquired OP and FIN business units provided $1,808,669 in cash by increasing the financing supplied by its vendors in order to fund their inventory increases.

Cash Flows used in Investing Activities

Our investing activities used $6,704,368 in net cash during Q210-YTD as compared to $651,713 in net cash used during Q209-YTD. Net cash used is composed of the following significant items:

●	$5,117,733 in cash was used for deposits on plantation base.
●	$578,867 in cash was used to increase other assets, a portion of it restricted cash.
●	we purchased $692,555 in additional equipment to expand our capacity, substantially all of it ($529,098) was generated by our CHE business unit.

Cash Flows from Financing Activities

Our financing activities provided net cash of $3,175,054 during Q210-YTD.  The net cash provided was composed of the following significant items:

●	$3,000,000 in proceeds from a bridge loan executed by our corporate headquarters.
●	$3,662,307 in proceeds from bank loans
●	($3,667,896) in repayments of bank loans.
●	$576,503 in proceeds from shareholder and affiliates loans.

Capital Stock and Debt Financing at June 30, 2010

Repurchase of Common Shares

During Q210-YTD the Company repurchased 16,000 shares of its common stock from its executives in accordance with the executive compensation agreement.  The agreement calls for the repurchase of shares from the executives in lieu of compensation. The Company paid $80,000 or $5.00 per share.

Issuance of Common Shares for Services

During Q210-YTD the Company issued 12,500 shares of its common stock to the independent directors valued at $37,500.  These shares were issued as compensation to the directors as per the director agreements. Additionally, the Company issued 7,906 shares of its common stock for consulting services.  The Company paid $18,000 for the services rendered.  The total of $55,500 was paid by the Company for services in the quarter ending March 31, 2010.

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

Exchange Rates	6/30/2010	12/31/2009
Fiscal period/year end RMB: US$ exchange rate	6.84	6.83
Average period/yearly RMB: US$ exchange rate	6.84	6.83

Subsequent Event

NONE

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

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective and noted a material weakness (see management’s report on internal control over financial reporting), and have implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2010 and as reported in the 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at June 30, 2010 there was a material weakness and concluded that the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting related to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm.  Management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.  The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did result in the amendment of previously reported financial statements but not any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rdt day of August, 2010.

ONE Bio, CORP.

Date: August 23, 2010	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: August 23, 2010	By: /s/	Cris Neely
Cris Neely
Chief Financial Officer