Form 10-K/A
period 2009-12-31
ONE Bio, Corp.
filed 2010-09-22
CIK 1372267

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

1

2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 3) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 30, 2010 (“the Original Annual Report”) and Form 10-K/A (Amendment No. 1) filed with the SEC on June 1, 2010 and Form 10-K/A (Amendment No.2) filed with the SEC on June 30, 2010.  This Amendment No. 3 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Update the Organization and Basis of Presentation within the notes to financials to include the exchange ratio for reverse acquisition of Green Planet.
(2)	Update Note 8 pro forma disclosure in notes to financials
(3)	Modified Note 17 Capital Stock to include effects of 1 for 5 stock split on beginning and ending share balances.
(4)	Updated weighted average earnings per share on the statement of operations.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

As of December 31, 2009 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2009 there was a material weakness and concluded that the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting related to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm.  Management concluded that our financial disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.  The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did result in the amendment of a previously reported financial statement for Q3 2009 but not any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Audit Related Fees
None

Tax Fees
None

All Other Fees
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of September, 2010.

ONE Bio, CORP.

Date: September 20, 2010	By:	/s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: September 20, 2010	By:	/s/	Michael Wieingarten
Michael Weingarten
Chairman of the Board

Date: September 20, 2010	By:	/s/	Cris Neely
Cris Neely
Chief Financial Officer

Date: September 20, 2010	By:	/s/	Min Zhao
Min Zhao
Director

Date: September 20, 2010	By:	/s/	Qingsheng Fan
Qingsheng Fan
Director

Date: September 20, 2010	By:	/s/	James Fernandes
James Fernandes
Director

Date: September 20, 2010	By:	/s/	Frank Klees
Frank Klees
Director

Date: September 20, 2010	By:	/s/	Jan Koe
Jan Koe
Director

Date: September 20, 2010	By:	/s/	John Perkins
John Perkins
Director

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

DECEMBER 31, 2009

CONTENTS

Page
Consolidated Financial Statements:

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Consolidated Statement of Shareholders’ Equity	4

Notes to the Consolidated Financial Statements	5 – 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
One Bio, Corp.

We have audited the accompanying consolidated balance sheets of One Bio, Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Bio, Corp. as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company determined that additional disclosure was required to more accurately present the financial information within the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.  The additional disclosures are included in Notes 1, 2, 8, 12, 14, 18, 20, 22, 23 and 24 as they relate to other assets, warrants, income taxes, segment reporting, share based payments and options.  The Company also modified its Statement of Stockholders’ Equity and the earnings per share on its Statement of Operations to reflect the retrospective application of the share exchange ratio.  There were no changes to reported earnings as a result of these additional disclosures.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 19, 2010 (except for Notes 14, 18, 20, 22, 23 and 24 which are dated
   May 28, 2010 and Notes 1, 2, 8 and 12, which are dated September 21, 2010)

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,171,990	29,172	3,440
shares in 2009 and 3,440,000 shares in 2008
Additional paid-in capital	16,197,666	5,127,157
Statutory reserve	1,740,016	848,550
Accumulated other comprehensive income	1,495,835	1,476,159
Retained earnings	9,965,874	6,883,348
Total shareholders' equity of the company	29,428,563	14,338,654
Non-Controlling Interest	3,653,761	-
TOTAL EQUITY	33,082,324	14,338,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,633,851	$16,841,811

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Revenues	$22,073,219	$10,401,530
Cost of sales	12,089,029	3,939,610

Gross profits	9,984,190	6,461,920

Operating expenses
General and administrative expenses	1,110,991	1,117,729
Research and development expenses	378,497	444,404
Selling and marketing expenses	1,035,949	247,991

	2,525,437	1,810,124

Income from operations	7,458,753	4,651,796
Interest and financing expense	(230,340)	(151,814)
Interest income	36,633	14,141
Other income	147,236	59,095

Income before income taxes	7,412,282	4,573,218
Provision for income taxes	(2,027,309)	(1,222,919)

Net income	5,384,973	3,350,299

Net income attributable to
non-controlling interest	(612,159)	-

Net income attributable to
Company	$4,772,814	$3,350,299

Earnings per share
- Basic	$0.32	$0.97

- Diluted	$0.31	$0.97

Weighted average number of shares outstanding :
- Basic	15,080,790	3,440,000

- Diluted	15,607,535	3,440,000

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$5,384,973	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(37,286)	747,343

Comprehensive income	5,347,687	4,097,642
Comprehensive income attributable to
noncontrolling interest	(612,159)	-

Comprehensive income attributable to the Company	$4,735,528	$4,097,642

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

The Abacus transaction had no impact on our capital structure

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On July 22, 2009 (closing date of the reverse acquisition) ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) acquired 11,625,333 outstanding common shares and 4,155,066 of outstanding warrants together representing 78.28% of Green Planet Bio-Engineering Co., LTD (“GPB”) from GPB’s majority shareholders.  The transaction was accomplished through a share exchange agreement wherein in exchange for GPB common stock and warrants, ONE issued 3,442,043  of its common shares along with a note for $980,349.  The total transaction was valued at $12,336,902.

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

ONE’s capital structure was changed to reflect the shares it issued to acquire GPB under the share exchange agreement.  GPB’s capital structure was recapitalized to reflect the number of shares outstanding as ONE’s shares.  Par value of common stock was adjusted to reflect ONE’s par with the offset adjusting APIC.  The following chart reflects the calculation of the exchange ratio of the conversion of Green Planet stock into ONE Bio, Corp common stock as a result of the reverse acquisition.

Exchange Ratio Calculation

	Legal	Acctg	Pre	RTO	Post
ONE Bio, Corp	Parent	Acquiree	107,243,159	17,200,000	124,443,159
Green Planet	Sub	Acquirer	15,589,367	-	15,589,367

Number of common shares outstanding of Green Planet					15,589,367
Exchange ratio					110%
Number of shares deemed outstanding before RTO					17,200,000
Number of shares outstanding from RTO					124,443,159

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

Included in the Company’s consolidated financial statements are the operational results and financial position of Sanming and JLF. These companies are deemed to be variable interest entities (“VIE”) and were effectively acquired on July 22, 2009 and September 27, 2009 respectively.  As variable interest entities the Company includes their operating results in its consolidated financial results based on the execution of certain contractual relationships which grants to the Company operational control. The Company has operational control which obligates the Company to absorb the risk or loss and enables the Company to receive the majority of the VIE residual returns.

To comply with PRC laws and regulations that restrict foreign ownership of companies the Company operates its China businesses (Sanming and JLF) through Fujian Green Planet and Fujian United wholly foreign owned enterprises (“WFOE”), which are wholly owned subsidiaries of Green Planet and UGTI.    The WFOE’s have entered into certain irrevocable agreements with Sanming and JLF through which operational and financial control of these businesses reside in the WFOE.  The following are the transactional agreements:

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

8.           Acquisitions - continued

	At Acquisition	Fair Value	Fair Value
		Adjustment

Assets Acquired
Cash and cash equivalents	$280,619	-	280,619
Receivables	1,164,844	-	1,164,844
Loan receivable	2,828,597	-	2,828,597
Prepaid expense	112,017	-	112,017
Property and equipment	13,277	-	13,277
Total assets acquired	4,399,354	-	4,399,354

Liabilities Acquired
Accounts payable	204,610	-	204,610
Loans payable	4,576,313	-	4,576,313
Total liabilities acquired	4,780,923	-	4,780,923

Net fair value of assets acquired	(381,569)	-	(381,569)
Goodwill	3,974,908	-	3,974,908
Purchase Price	$3,593,339	-	3,593,339

Analysis of Current Assets
Item	Comment
Cash	The book value of cash approximates its fair value.
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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

		Pro Forma Adjustments
	ONE Bio ( a )		Supreme	Consolidated
	Year Ended	TFS ( b )	Discovery ( c )	Proforma (d)
	12/31/2009	Jan-Aug 2009	Jan-Sept 2009

Revenue	$22,073,219	$4,589,272	$12,692,262	$39,354,753
Cost	$12,089,029	$3,614,499	$7,327,979	$23,031,507
Gross Profit	$9,984,190	$974,773	$5,364,283	$16,323,246
Operating Expenses	$2,525,437	$1,013,522	$975,064	$4,514,023
Operating Profit	$7,458,753	$(38,749)	$4,389,219	$11,809,223
Non-operating expenditures	$(46,471)	$(27,915)	$(81,318)	$(155,704)
Earnings before taxes	$7,412,282	$(66,664)	$4,307,901	$11,653,519
Provision for income taxes
Income Tax	$(2,027,309)	$-	$(1,061,374)	$(3,088,683)
Minority Interest	$(612,159)	$-	$-	$(612,159)
	$(2,639,468)	$-	$(1,061,374)	$(3,700,842)

	$4,772,814	$(66,664)	$3,246,527	$7,952,677

			Earnings Per Share
			Basic	$0.29
			Diluted	$0.28

			Weighted Average Shares *
			Basic	27,772,619
			Diluted	28,299,364

Notes to Pro Forma Statement of Operations:

(a)           This represents the full year historical results for ONE Bio, Corp. for the year ended December 31, 2009. This included the full year financials for Green Planet (accounting acquirer in the reverse acquisition), TFS for September 3 through December 31, 2009 and Supreme Discovery from September 28 through December 31, 2009.

(b)           This column represents the pro forma adjustment to the historical results reflecting the TFS financial performance from January 1st through September 2, 2009 (the acquisition date) which reflects the effects of the business acquisition assuming the transaction was consummated at the beginning of the fiscal year presented up to the acquisition date.

(c)           This column represents the pro forma adjustment to the historical results reflecting the Supreme Discovery financial performance from January 1 through September 27 (the acquisition date) which reflects the effects of the business acquisition assuming the transaction was consummated at the beginning of the fiscal year presented up to the acquisition date.

(d)           The results presented represent the financial performance of ONE Bio, Corp if all acquisitions were reflected for the entire fiscal year (January 1 – December 31, 2009).

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The weighted average shares have been adjusted to reflect the reverse capitalization with Green Planet and the acquisitions of Supreme and TFS as if the transactions had occurred for the entire fiscal year 2009.  The adjustment that was made included moving the common shares issued for Supreme (3,440,000) and TFS (200,000) from their acquisition date to the beginning balance for 2009.  This adjustment was made for pro forma purposes only and is reflective of the 1 for 5 stock split of November 16, 2009.

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

:

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

5.	issued 3,440,000 common shares for the acquisition of 83.3% of Supreme; and
6.	issued 4,447 common shares for services, with a value of $13,340.
7.	issued 516,000 shares of common stock for gross proceeds of $760,000, and 336,000 warrants.
8.	issued 8,000 common shares for finder fees valued at $24,000
9.	issued 428,500 common shares to management and employees valued at $13,130.
10.	all shares reported reflect the 1 for 5 split of the common stock which occurred on November 16, 2009.

In addition, the Corporation  repurchased 148,000 common shares at a total cost of $740,000, which it has subsequently cancelled.  As previously stated above, the company on executed a 1 for 5 stock split effective November 16, 2009.  All shares reported in this filing are reflective of the 1 for 5 split and the following table reflects the beginning and ending balances for the fiscal years presented and the effects of the 1 for 5 split of the common stock.

Financial Statement

	Pre Split	Post Split
Date	Shares	Shares

1/1/2008	16,866,060	3,373,212

12/31/2008	17,200,000	3,440,000

12/31/2009	145,859,950	29,171,990

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

On January 13, 2010, ONE Bio, Corp. (the “Company”) held an initial closing (“Initial Closing”) of a financing transaction entered into with certain investors including UTA Capital LLC and Udi Toledano (collectively the “Investors” and together with the Company, the “Parties”). In Connection with the financing transaction, the Parties executed a Securities Purchase and Registration Rights Agreement (“SPA”).  Pursuant to the SPA upon the occurrence of certain events, the Company agreed to issue and the Investors agreed to purchase Three Million Dollars ($3,000,000) of the Company’s secured 8% convertible notes (“Notes”).  The Notes bear interest at a rate of 8% per annum, mature nine (9) months from the Initial Closing and provide the Investors with certain registration rights.  The principal amount of and all accrued interest under the Notes may be convertible, at the option of the Investors, at any time or from time to time, in whole or in part, into Company Common Stock (“Conversion Shares”) at the then effective Conversion Price.  The initial Conversion Price shall be the lesser of (a) $6.077 per share, or (b) 65% of the price per share offered by the Company in any publicly offered Common Stock or other equity-linked financing by the Company that is closed within nine months of the Initial Closing (each, a “New Financing”).  Pursuant to the SPA, the Company also issued to the Investors five (5) year warrants (“Warrants”) to purchase an aggregate of 493,664 shares of the Company’s common stock at an exercise price of $6.077 per share.

The transaction will be completed in two phases.  At the Initial Closing held on January 13, 2010, the Company issued to the Investors Three Hundred Thousand Dollars ($300,000) of its Notes and at the Final Closing on February 11, 2010 the Company issued Two Million Seven Hundred Thousand Dollars ($2,700,000) of the notes bringing the total financing transaction to Three Million Dollars ($3,000,000).

At the Closing, the Company’s principal shareholders pledged an aggregate of six million (6,000,000) shares of their shares of the Company Common Stock and the Company pledged certain of its assets as security for the Notes.

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

Based on managements’ evaluation of the terms of the Three Million Dollar ($3,000,000) note, we have determined that note contains an embedded conversion feature. In accordance with the guidance offered in ASC 470-20 we have accounted for this debt, the beneficial conversion feature and the warrants by allocating proceeds of $3,000,000 between the detachable warrants and the note based on their relative fair values. Accordingly, $263,432 was allocated to the warrants and $2,642,067 was allocated to the note net of issuance costs of $94,500.

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

