Form 10-Q/A
period 2010-03-31
ONE Bio, Corp.
filed 2010-09-22
CIK 1372267

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 3) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2010, which was filed with the SEC on May 17, 2010 (“the Original Quarterly Report”) and Form10-Q/A (Amendment No. 1) filed with the SEC on June 1, 2010 and Form 10-Q/A (Amendment No. 2) filed with the SEC on June 30, 2010.  This Amendment No. 3 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Modified the earnings per share on the statement of operations.
(2)	Expanded Note 25 for the convertible loan.

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share
Issued and outstanding : 10,000 and 0
shares at March 31, 2010 and December 31, 2009	10	-
Common stock : par value $0.001 per share
Authorized : 150,000,000 shares
Issued and outstanding : 29,176,396 and 29,171,990	29,177	29,172
shares at March 31, 2010 and December 31, 2009
Additional paid-in capital	16,627,149	16,197,666
Statutory reserve	1,740,016	1,740,016
Accumulated other comprehensive income	1,365,975	1,495,835
Retained earnings	11,536,546	9,965,874
Total shareholders' equity of the company	31,298,873	29,428,563
Non-Controlling Interest	3,847,616	3,653,761
TOTAL EQUITY	35,146,489	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,866,331	$54,633,851

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