Form 10-Q/A
period 2010-06-30
ONE Bio, Corp.
filed 2010-09-22
CIK 1372267

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-accelerated Filer   ☐   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The number of shares of common stock outstanding as of August 4, 2010 was 30,792,796.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Notes to Consolidated Financial Statements	4 - 31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 2.	Market for Common Equity and Related Stockholder Matters	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		54

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the second quarter ended June 30, 2010, which was filed with the SEC on August 23, 2010 (“the Original Quarterly Report”).  This Amendment No. 1 is intended to clarify certain items in our consolidated financial statements, including:

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues	$12,679,797	$2,169,748	$23,842,304	$4,467,369
Cost of sales	7,748,113	988,587	14,802,909	1,841,273

Gross profits	4,931,684	1,181,161	9,039,395	2,626,096

Operating expenses
General and administrative expenses	1,142,459	267,760	2,259,302	494,811
Research and development expenses	53,220	36,573	113,608	73,039
Selling and marketing expenses	172,486	35,362	210,123	76,557

	1,368,165	339,695	2,583,033	644,407

Income from operations	3,563,519	841,466	6,456,362	1,981,689
Interest and financing expense	(175,181)	1,423	(374,290)	1,672
Interest income	8,781	(8,318)	12,619	(8,406)
Other income	(196,595)	-	(360,723)	-

Income before income taxes	3,200,524	834,571	5,733,968	1,974,955
Provision for income taxes	(801,685)	(218,714)	(1,504,200)	(516,373)

Net income	2,398,839	615,857	4,229,768	1,458,582

Net income attributable to non-controlling interest	(49,446)	-	(243,300)	-

Net income attributable to
Company	$2,349,393	$615,857	$3,986,468	$1,458,582

Earnings per share
- Basic	$0.08	$0.18	$0.13	$0.42

- Diluted	$0.06	$0.18	$0.12	$0.42

Weighted average number of shares outstanding :
- Basic	30,273,659	3,440,000	29,689,528	3,440,000

- Diluted	36,427,319	3,440,000	34,327,106	3,440,000

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$2,398,839	$615,857	$4,229,768	$1,458,582
Other comprehensive income
Unrealized foreign currency gain (loss)	245,634	(395)	115,773	(19,894)

Comprehensive income	2,644,473	615,462	4,345,541	1,438,688
Comprehensive income attributable to noncontrolling interest	(49,446)	-	(243,300)	-

Comprehensive income attributable to the Company	$2,595,027	$615,462	$4,102,241	$1,438,688

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities
Net Income	$4,229,769	$1,458,582
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	230,242	108,271
Amortization of intangible assets	54,773	28,456
Amortization of land use rights	12,508	11,676
Amortization of lease prepayments	1,052,864	-
Share-based compensation	55,500	13,130
Stock option expense	29,656	-
Deferred taxes	78,164	-
Changes in operating assets and liabilities :
Accounts receivable, net	(1,109,385)	680,549
Prepaid and other current assets	(907,618)	50,419
Inventories	(2,642,366)	(35,801)
Prepayments of operating leases	-	(1,817,840)
Trade payables	-	(75,710)
Accounts payables and accrued expenses	2,808,931	(72,040)
Loans payable	579,890	-
Amount due to a related party	1,875	2,684
Amonut due to a stockholder	(95,823)	-
Income tax payable	(322,101)	(88,101)

Net cash flows used by operating activities	4,056,879	264,275

Cash flows from investing activities
Payments to acquire property, plant and equipment	(692,555)	(211,913)
Proceeds on sale of equipment	2,881	-
Deposits paid for acquisition of intangible assets	-	(439,800)
Deposits paid for plantation base leases	(5,117,733)	-
Investment in intangible assets	(318,094)	-
Restricted Cash	(578,867)	-

Net cash flows provided by investing activities	(6,704,368)	(651,713)

Cash flows from financing activities
Proceeds from bridge loan	3,000,000	-
Proceeds of bank loans	(315,870)	659,700
Loans from inter-company	281,583	-
Loans receivable	3,662,307	-
Repayments of government loans	-	(146,500)
Repayments of bank loans	(3,667,896)	-
Repayment of notes payable	-	-
Issuance of preferred shares	10	-
Repurchase and cancellation of common shares	(80,000)	-
Exercise of warrants	-	764
Loan from a stockholder	294,920	-

Net cash flows provided/(used) by financing activities	3,175,054	513,964

Effect of foreign currency translation on cash and cash equivalents	(159,452)	(711)

Net increase in cash and cash equivalents	368,113	125,815
Cash and cash equivalents - beginning of period	4,928,968	665,568

Cash and cash equivalents - end of period	$5,297,081	$791,383

Supplemental disclosures for cash flow information:
Cash paid for interest	$708,283	$8,174
Cash paid for Income taxes	$1,089,849	$599,456

Supplemental disclosures of non cash activity:
Issue of stock for satifaction of deposits received in prior quarter	$60,000	$-

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

3.	Supplemental Cash Flow Information

For the Periods Ended June 30,	2010	2009

Supplemental disclosure

Interest paid	$708,283	8,174
Income taxes paid	$1,089,849	$599,456

Non-cash transaction

Issuance of stock for satisfaction of deposits received in prior quarter	$60,000	-

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4.	Accounts Receivables

	June 30, 2010	December 31, 2009
Accounts receivables	$13,247,339	$12,017,848
Allowances for doubtful accounts	(11,263)	(11,263)
Accounts receivable, net	$13,236,076	$12,006,585

5.	Inventory

	June 30, 2010	December 31, 2009
Raw material	$296,567	$140,759
Packaging material	91,417	59,954
Work in progress	5,016,653	2,610,245
Finished goods	232,545	165,073
	$5,637,182	$2,976,031

6.	Property, Plant and Equipment

	June 30, 2010	December 31, 2009
Building and structural components	$3,494,441	$3,580,686
Machinery	1,870,020	1,806,118
Office equipment and furniture	473,185	306,685
Vehicles	220,982	109,590
Leasehold Improvement	88,476	-
	6,147,104	5,803,079
Less: accumulated depreciation	(1,321,393)	(1,130,912)
	4,825,711	4,672,167
Construction in progress	1,202,920	885,744
	$6,028,631	$5,557,911

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6.	Property, Plant and Equipment - continued

During the periods, depreciation is included in:

For the Periods Ended June 30,	2010	2009

Cost of sales	$140,446	$62,510
Administrative and R&D Expenses	89,796	27,027

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	June 30, 2010	December 31, 2009
Technology	$1,356,633	$871,680
Software	5,338	5,304
	1,361,971	876,984
Less: accumulated amortization	(250,975)	(194,926)
	$1,110,996	$682,058

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $418,642 per year.

8.	Goodwill

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

10.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	June 30, 2010	December 31, 2009
CCB	$1,474,600	$1,465,008
Rural Cooperative – A	589,840	1,860,561
Rural Cooperative- B	1,312,394	732,504
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	3,000,000	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services	5,714,763	6,449,880
Bridge Loan	2,725,000	-
Other	626,352	157,950
Total	18,681,698	17,084,652
Loans Payable, current portion	14,465,842	12,868,796

Loans Payable, less current portion	$4,215,856	$4,215,856

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

13.	Other Assets

Other assets consist of the following:
	June 30,	December 31
	2010	2009
Land Lease Rights
Green Planet (CHE)	$10,870,751	$9,502,044
UGTI (OP)	8,566,017	5,567,031
Restricted Cash (Note 9)	679,791	388.227
Other	(18,045)	176,136

Total Other Assets	$20,098,514	$15,633,438

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

	For the Quarter ended June 30
	2010	2009

Proceeds paid to an entity whose director is a shareholder	$4,711	879
Interest expense	-	-

	June 30, 2010	December 31, 2009

Demand loans with no interest and recorded within loans payable	$440,025	157,950
Amount due to shareholder	92,785	-

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

16.	Capital Stock

The Corporation is authorized to issue 150,000,000 common shares with a par value of $0.001.  Each common share entitles the holder to one vote.

During the six months ending June 30, 2010, the Corporation had the following capital transactions:
1.	issued 10,000 shares of preferred stock as consideration for guarantee of bridge loan financing.
2.	issued 12,500 common shares for directors compensation.
3.	Issued 7,906 of common shares for services rendered.
4.	Repurchased 16,000 common shares at a total cost of $80,000
5.	Issued 1,300,000 shares of common stock in purchase of additional minority interest in subsidiary.
6.	Retired 1,004,808 shares of common stock in conjunction with cancellation of GP preferred stock agreement.
7.	Issued 405,000 shares of common stock for dilution adjustment
8.	Issued 80,000 shares of common stock.

17.	Warrants

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

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,696,000	$5.00		$1,746,880
Issued	573,664	6.08		-
Exercised	—	—
Forfeited	(493,664)	6.07
Outstanding at June 30, 2010	1,776,000	$5.22	3.0	$1,746,880
Exercisable at June 30, 2010	—	$0.00	3.0	$—

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

 ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The Option activity during the six months ended June 30, 2010 is as follows:

		Number of Options
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January 1,		forfeited/	June 30,
Month of grant	price	2010	Exercised	cancelled	2010

September 2009	$3.25 - $3.75	2,500,000			2,500,000
September 2009	$3.00	170,000			170,000
December 2009	$6.00	2,500			2,500
January 2010	$6.09	-	-	75,000	75,000

		2,672,500	-	75,000	2,747,500

19.	Statutory Reserve

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

The components of the provision for income taxes are:-

	June 30,	June 30,
	2010	2009

Current taxes - PRC	$1,427,351	$502,028
Deferred taxes	76,849	14,345

	$1,504,200	$516,373

Deferred tax liabilities as of June 30, 2010 and December 31, 2009 composed of the following:

	As of
	June,30	December, 31
The PRC	2010	2009
Current deferred tax liabilities :
Decelerated amortization of intangible assets	$(4,424)	$(4,395)
Provision of expenses	(76,128)	(134,673)
Changes in capitalized rental expenses	115,923	109,876

	$35,371	$(29,192)

Non-current deferred tax liabilities :
Accelerated amortization of intangible assets	$(18,801)	$(18,679)
Provision of expenses	(4,118)	(28,802)
Rental expenses capitalized in inventory	137,471	148,581

	$114,552	$101,100

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

Operating Income

Operating income for Q210-QTR was $3,563,519 versus $841,466 for Q209-QTR which is an increase of $2,722,053 or 323%. The CHE unit contributed $1,916,809 of the increase for an organic growth of 108% over the prior year.  The OP and FIN units contributed $1,748,903 and $172,407, respectively, for the Q210-QTR. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, FIN and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

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

Income before Income Taxes and Non-controlling Interests

For Q210-QTR, income before income taxes and non-controlling interest was $3,200,524 versus $834,571 for Q209-QTR, which is an increase of $2,365,953 or 283%. The increase is mainly due to the results of the additions of the FIN and OP units. These units contributed $115,061 and $1,732,804, respectively for Q210-QTR. The income was reduced by expenses totaling $541,556 in the corporate unit. However, $266,957 of these expenses are non-cash since these pertain to amortization of loan fees.

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

Net Income

Net income for Q210-QTR was $2,398,839 compared to $615,857 for Q209-QTR, which is an increase of $1,782,982 or 290%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the FIN and OP units.

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

Operating Expenses

Operating expenses for the Q210-YTD were $2,583,033 as compared to $644,407 for Q209-YTD. This represents an increase of $1,938,626 or 301%. Operating expenses for Q209-YTD consist only of expenses from the CHE unit since the acquisitions were made at a later period. Operating expenses for the CHE unit amounted to $1,088,415 for the Q210-YTD compared to $644,407 for Q209-YTD. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The increase is due to our investment in selling and marketing expenses due to efforts to expand both the product line and distribution network. The operating expenses for our CHE, FIN and OP business units individually amount to $1,088,415, $284,809 and 547,528, respectively. The main cost drivers for the company, besides advertizing and trade show costs, are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $113,608 and $73,039 for Q210-YTD and Q209-YTD, respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

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

Financial Position

Total Assets - Our total assets increased $8,512,396 or 15.6% to $63,146,246 as of June 30, 2010 from $54,663,851 as of December 31, 2009 primarily as a result of a net increase in current assets.  (See cash flows from operating activities below for further discussion.)

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

Net cash provided by operations was also impacted by changes in our net working capital which decreased $1,608,433 or 15.6% to $9,508,982 (Q210-YTD) from $10,283,765 (Q409-YTD).  Of the decrease, a $2,004,020 increased was generated organically by our CHE unit.  The balance, a decrease of $3,612,453 resulted from our acquired OP and FIN business units, net of corporate activities, which were fully contributing to our consolidated results in Q210-YTD but were not yet acquired and accordingly not part of our consolidated results in Q209-YTD.  On a consolidated basis, the more significant changes in working capital components during Q210-YTD are as follows:

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

Issuance of Common Shares for Services

During Q210-YTD the Company issued 12,500 shares of its common stock to the independent directors valued at $37,500.  These shares were issued as compensation to the directors as per the director agreements. Additionally, the Company issued 7,906 shares of its common stock for consulting services.  The Company paid $18,000 for the services rendered.  The total of $55,500 was paid by the Company for services in the quarter ended June 30, 2010.

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