Form 10-K/A
period 2009-12-31
ONE Bio, Corp.
filed 2010-09-28
CIK 1372267

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

1

2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 4) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 30, 2010 (“the Original Annual Report”) and Form 10-K/A (Amendment No. 1) filed with the SEC on June 1, 2010 Form 10-K/A (Amendment No.2) filed with the SEC on June 30, 2010 and Form 10-K/A (Amendment No. 3) filed with SEC on September 22, 2010. This Amendment No. 4 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Updated statement of Stockholders Equity to reflect reverse acquisition with Green Planet.
(2)	Updated weighted average shares and earnings per share on statement of operations.
(3)	Updated Description of Business.
(4)	Updated Risk Factors.

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

Business

ONE Bio, Corp. (the “Company” and/or “ONE” and/or “Registrant”) (www.onehcorp.com) headquartered in Aventura, FL, is an award winning, innovative company utilizing green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on capitalizing on the rapidly growing markets of the Asia Pacific region. Key products include widely recognized Solanesol, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive acquisition driven strategy supported by strong organic growth. Through ONE, small private companies gain access to capital, experienced management and strategic insight. ONE builds strong synergies amongst all subsidiaries to enhance shareholder value. ONE is working with each subsidiary to promote organic and acquisition driven growth. We are committed to becoming a leader in bioengineering utilizing green processes, combining our experience in producing our chemical and herbal extract products, natural supplements and organic products with seasoned North Ameican managerial expertise. Our operations are currently focused on the Asia-Pacific region which currently generates approximately 88% of our revenue. (Unless otherwise specified all dollar amounts in this Form 10-K/A are in U.S. dollars.) We are headquartered in Miami, Florida; however, our primary contractually controlled operating enterprises, Sanming Huajian Bio-Engineering Co., Ltd. (“Sanming”) and Jianou Lujian Foodstuff Co. (“JLF”) are based in Sanming City and Jianou City, respectively, in the Fujian province of China.

Our History

The Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name of Contracted Services, Inc.

On May 29, 2009 Contracted Services, Inc. entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired eighteen million seven hundred fifty thousand (18,750,000) shares of the Company’s common stock.  The transaction closed on June 2, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 92.25% of the Company’s outstanding capital stock. Additionally on May 13, 2009 Joseph Meuse was appointed to the Board of Directors as director, and as President and Secretary of the Company.  On the same date, John L. Corn and Susan E. Corn resigned from their positions as directors and/or officers of the company.

On June 4, 2009, Belmont Partners LLC (“Belmont”), the Issuer’s controlling shareholder, and Abacus Global Investments, Corp. (“Abacus”) entered into a material definitive agreement pursuant to which Abacus acquired all eighteen million seven hundred fifty thousand (18,750,000) shares of the registrant’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont.  The transaction closed on June 9, 2009.  Following the transaction, Abacus Global Investments, Corp. controlled 92.25% of the Registrants outstanding capital stock.  Additionally, effective June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the company. On the same date, Joseph Meuse resigned from his positions as President, Secretary and Director.

On June 9, 2009, the company filed an amendment to its Articles of Incorporation pursuant to which the Company’s name was changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE, Abacus changed the Company’s business focus to its current strategy.

On July 22, 2009, the Company acquired from certain shareholders (“GP Shareholders”) of Green Planet Bioengineering Co., Ltd., a Delaware corporation (“Green Planet”) 80% of the issued and outstanding shares of common stock of Green Planet. The Company also acquired 5,101 shares of Green Planet preferred stock which preferred stock provides the Company the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of Green Planet and is convertible into 1,000 shares of Green Planet common stock.  The Company acquired the Green Planet preferred stock in consideration for the issuance by the Company to Green Planet of 1,004,808 shares of the Company’s common stock.  As part of this Green Planet transaction, Green Planet and the GP Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to Green Planet and the GP Shareholders and in the event Green Planet’s EBITDA for fiscal year 2009 is less than GP’s EBITDA for fiscal 2008, the number of shares of Registrant’s stock issued to Green Planet and the GP Shareholders shall be proportionately reduced as provided for in the Green Planet Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreements”) and the Stock Purchase Agreement (“GP SPA”) with the GP Shareholders. Green Planet and the GP Shareholders are also subject to a lockup and leak out period and has one piggy-back registration right as further defined in the Green Planet Preferred Stock Purchase Agreement and GP SPA.  As a result of the Green Planet transactions, the Company has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion or the Green Planet preferred stock into common stock, the Company would own approximately 83% of Green Planet’s shares.  Green Planet owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  Consequently, the Company effectively controls the business and operations of Green Planet, FuJian Green Planet Bioengineering Co., Ltd. (a GP WFOE) and Sanming Huajian Bio-Engineering Co., Ltd.

On September 3, 2009, ONE acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the Shareholders’ common shares owned in Trade Finance Solutions Inc. (“TFS”). For the TFS shares each TFS Shareholder is to receive shares of the Registrant’s common stock and cash payments as per the Share Purchase Agreement with the TFS Shareholders (“TFS SPA”). The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the TFS SPA with a not to exceed purchase price of $6,000,000.00. In addition to the cash portion of the purchase price, the TFS Shareholders shall receive 1 share of ONE common stock (adjusted for forward or reverse splits following the closing) for every $5.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 1.2 million shares of Registrant’s common stock. The TFS Shareholders are subject to a lockup and leak out period as further defined in the TFS SPA. Upon the purchase of the TFS Common Shares from the TFS Shareholders, Registrant has become the majority shareholder of TFS. TFS provides balance sheet financing solutions for domestic and international credit-worthy customers including accounts receivable, purchase order financing, fulfillment services and factoring or invoice discounting. The TFS acquisition is strategic to the Company beyond the direct and immediate financial contribution TFS will bring to sales and net income because it will provide the Company the ability to use TFS as an internal financing arm ready, able and dedicated to fund and facilitate the growth of the Company’s core bioengineering business.

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

Operational Summary

Our operations are divided into two principal complementary business units that focus on producing chemical and herbal extracts (our “CHE” business unit) and organic products (our “OP” business unit) utilizing green processes. We also have an internal financing business unit that assists and supports the growth of our core bioengineering business units (see “TFS and our financing unit” herein). We believe our internal financing business unit provides us an excellent opportunity beyond funding our core operations to also provide purchase order financing to third-party clients that purchase products from our subsidiaries. In this arrangement, our internal financing business unit can insert itself into the collection process, expediting cash flow and debt repayment for all parties ultimately driving our growth rate. Because our CHE business unit was treated for accounting purposes as being acquired effective as of January 1, 2009, while our OP business unit and our financing business unit were treated for accounting purposes as having been acquired as of July 2009, during the fiscal year ended December 31, 2009, approximately 60% of our revenue came from our CHE business unit, approximately 28% came from our OP business unit and approximately 12% came from our financing business unit. However, if the full year 2009 revenues for each of our 3 business units were used, approximately 34% of our revenues would have come from our CHE business unit, approximately 48% from our OP business unit and approximately 18% from our financing business unit.

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

In practical terms, our strategy is to combine the manufacturing expertise and work ethic of the Eastern world with the investment experience and management skills of seasoned North American companies. Our team in China works together with our North American management to grow our core business, and provide transparency with an emphasis on risk management and internal controls.

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

We distribute our CHE products through established independent third party distributors who enter into renewable one year distribution agreements with us.  Our distributors are focused on the bio-health industry and raw chemical intermediates industry.  This permits use to more accurately forecast sales and required production.  In addition, feedback from our distributors provides us with good visibility on changes in consumer demand.  In addition, we have established distribution channels, such as universities and hospital research centers, through referrals obtained from the support of local government in some provinces.

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

Chemical and Herbal Extracts (CHE)

Our CHE business unit is a research & development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing the extractions of tobacco leaves and a variety of other plant materials.

This business unit produces chemical and herbal extracts for use in a wide range of health and wellness products, including:

●	Chemical Extracts

°	Solanesol which is extracted from discarded tobacco leaves is the mother chemical intermediate for many high-value bio-chemicals such as Coenzyme Q10 and vitamin-K analogues.

°	Coenzyme Q10 (which is a derivative from Solanesol) is a non-specific immune intensifier, which takes part in cell metabolism and respiration.

●	Herbal Extracts

°	Resveratrol is an active component and a powerful antioxidant extracted from Huzhang (Polygonum cuspidatum).

°
5-HTP (5-Hydroxytryptophan) which is extracted from Griffonia seed has been studied and clinically shown to be of benefit in the treatment of primary fibromyalgia, insomnia, depression, and weight control.1

°	Powdered & Particulate Fertilizers are extracted from discarded tobacco leaves.

While various research studies have shown beneficial effects on humans from the consumption of these chemical and herbal extracts, to date we know of no government body like the U.S. Food and Drug Administration or China’s State Food and Drug Administration that has approved these supplements for the treatment of any disease.

Organic Products (OP)

Our OP business unit focuses on improving human health through the development, manufacture and commercialization of a variety of consumer and commercial use organic health and energy drinks, organic food products, organic agricultural products and fertilizers based on bamboo, including:

●	Vacuum packed for freshness:

o	Fresh Moso Bamboo shoots
o	Seasoned organic bamboo shoots
o	Seasoned organic vegetables
o	Seasoned organic vegetables with bamboo shoots

●	Convenient supermarket packages: cooked

o	Seasoned bamboo shoots
o	Seasoned vegetables
o	Seasoned vegetable and rice packages

●	Canned industrial use or commercial use (i.e. for hotels, restaurants):

o	Water bamboo shoots
o	Water chestnuts
o	Water baby corn
o	Water mixed vegetables
o	Organic fruits

●	Extracts: used for organic energy beverages

o	Bamboo extracts

●	Fertilizers:

o	Organic fertilizers using bamboo skin

1 -Birdsall, Timothy C. “5-Hydroxytryptophan: A Clinically-Effective Serotonin Precursor”, Alternative Medicine Review, Vol. 3, Number 4, 1998, p.271.

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

Complimentary Strategies

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

Challenges to our growth

While we believe we will be able to capitalize on our strengths, we are mindful of the significant challenges we face in implementing our growth plan.

●           Potential Changes in Government Regulation

Various parts of our business are regulated by the governments where we produce our products as well as the markets where we sell. Changes in regulation by local, provincial, and national governments will pose a challenge to us as well as our competitors.

●
In China, tobacco and related products are sold exclusively by the government. Companies must rely on the local government to acquire abandoned tobacco by permits. Today, we have a provincial tobacco sector acquisition license with one major province, ensuring the supply of raw materials. We anticipate signing an agreement with a second major province in the near future, although no assurances can be given that this will occur. Our efforts are in alignment with China’s “Three Rural” policy which seeks to develop the rural agricultural economy of the country.

●
Government agencies like China’s State Food and Drug Administration and the FDA in the United States regulate many of the health and dietary supplements that we produce. As such, any changes in the regulations can have a profound impact on the competitive environment that we face.

●           Increasing Capital Requirements

Our product diversification plans increase the requirement for working capital, construction of GMP facilities, and implementation of marketing plans for private label organic oral supplements and downstream CoQ10 products. We intend to reinvest a portion of our earned profits into this area of our business.

●           Market Development

o	It is important for our CHE business unit to achieve a dominant market position faster than its competitors, strengthening its long-term viability.

o	The development of gene technology could possibly introduce a low-cost alternative drug that might reduce the demand for Solanesol, CoQ10, or our other CHE products.

o
The increasing demand for Solanesol in the domestic and international market may lead competitors to raise their output and technology levels, and could attract new entrants to the market, increasing competition for the company. Our CHE business unit has been focusing on consumer products such as over-the-counter private brands of health food nutrients and supplements to defuse these risks.

o
Our CHE business unit mainly exports to Japan and intends to expand to the United States and other international markets through key distributors. These distributors are also subject to the impact of market influences.

●           Changes in the Economic Environment

Growth in demand for our retail products is uncertain. Current market conditions indicate strong growth of bio-health products in the coming years. Nevertheless, technological developments and unstable economic growth may affect current growth forecasts of retail products.

●           Changes in Currency Exchange Rates

A majority of our CHE sales and expense transactions are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”).

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

CHE Organic Growth Strategy

Our CHE unit’s principal revenue producing activity involves the extraction of Solanesol from the remains of tobacco leaves.  Our CHE unit intends to purchase additional tracts of tobacco leaf land and has the contractual relationships necessary to receive tobacco leaves from tobacco companies on an ongoing basis.  This unit also has an established relationships to negotiate additional tobacco leaf contracts necessary to support the organic growth rate of the Chemical Extract Division.  This relationship, coupled with our ability to make fertilizer out of the rest of the used tobacco leaves after the Nicotine Sulphate and Solanesol have been extracted, gives the Chinese government the comfort that such used tobacco leaves will not be reused into low-grade cigarettes and that the process results in little waste.  Further, by making organic fertilizer from tobacco leaf waste, our CHE unit also generates additional revenue from a waste product.

Our chemical extract division has a patented cost-effective extraction process that allows our CHE unit to extract Solanesol from discarded tobacco leaves and the resulting residue is further processed to produce organic fertilizer. By producing two products from our extraction process, we believe we are able to generate higher margins than we would if we used a traditional product fermentation extraction process. Additionally, we can further process the Solanesol to produce Coenzyme Q10 (“CoQ10”). Our CHE business unit has the expertise, ability and market demand to expand its manufacturing capacity and to vertically integrate the chemical extract subsidiary. With a portion of the capital raised from the proceeds from this offering, we intend to invest in increasing our manufacturing capacity to a level adequate to support the CHE unit’s planned organic growth.  As part of our vertical growth strategy, we also intend to manufacture CoQ10, which is one of the finished products produced from the chemical extract Solanesol.

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

Manufacturing and distribution of our products in China and other countries

Our CHE and OP business units produce different products. Our CHE business unit produces raw materials such as intermediate chemicals and herbal extracts that are primarily focused on the nutraceutical, health supplement and vitamins market segments (see “Chemical and Herbal Extracts” herein for a list of our CHE products). Our OP business unit produces primarily organic food products. Our CHE and OP business units also produce fertilizers.

We currently distribute our products in China and export and distribute our products to Japan and other Asia-Pacific countries. We intend to establish distribution relationships in order to expand our distribution into other Asia-Pacific countries, the U.S and Europe. The manufacture, exportation and distribution of our products in China, and Japan and other Asia-Pacific countries are not subject to any health or governmental standards or regulations. However, the exportation of our products will be subject to U.S. standards and regulations once we expand to the U.S. In anticipation of expanding to the U.S., we have registered our facilities with the U.S. FDA. In order to facilitate food, pharmaceutical and product safety, many countries have embraced various manufacturing and quality control standards. Generally compliance with these standards is voluntary and failure to satisfy these standards does not necessarily disqualify manufacturers from exporting their products to a particular country. However compliance with FDA regulations is required in order to export and distribute products to the U.S. The principle voluntary standards for our current and intended regions of distribution are: current Good Manufacturing Practices (“cGMP”); HACCP (Hazard Analysis Critical Control Points); and JAS (Japanese Agricultural Standard). Under these standards, the burden is on the manufacturer to establish safety and efficacy. Generally these standards focus on how products are produced, maintained and held, the facility where the products are produced, and the documentation that is to be maintained by the producer to demonstrate the producer’s compliance with these standards, and the labeling of the products. The respective governing bodies generally do not certify the producer’s compliance with the applicable standards. If a consumer files a complaint regarding a producer’s product and the product is found to cause a health hazard, the producer’s facilities will generally be inspected by the applicable governing body and if such inspection reveals that the producer’s processes, documentation or products do not meet the applicable standards, the export of the products to the applicable country may be blocked until the producer can demonstrate that the problem has been rectified. Certain of the governing bodies (such as the FDA) may require a recall of the adulterated product. Producers often obtain a certification from an independent certification company (such as Underwriters’ Laboratories) regarding the producer’s satisfaction of the generally accepted standards of the particular country; but such independent certification is voluntary and is not binding on the applicable governing body. However, unlike many of the other governing bodies, JAS issues certifications covering food labeling and products that have been reviewed and inspected by JAS regarding compliance with JAS Standards.

The following is a description of the above mentioned standards. All of the following standards, except FDA registration, are voluntary and undertaken by us to enhance the quality and marketability of our products and our failure to satisfy these standards will not preclude us from distributing and/or exporting our products a particular country or region.

●
cGMP (current Good Manufacturing Practices): cGMP are the current accepted standards of design, operation, practice, and sanitization for facilities that manufacture, package or hold foods and dietary supplements. Compliance with the cGMP standards, requires an inspection of the facilities to determine whether these standards are satisfied.

●
HACCP (Hazard Analysis Critical Control Points): HACCP is a system used to manage food safety through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We believe our CHE and OP facilities utilize HACCP in order to reduce the risk of hazards getting into our products. We believe our OP facility complies with HACCP standards and we have obtained an independent certification in China from China Quality Certification Center, an independent certification company. Our CHE business unit facilities have not been certified, and no certification is required.

●
FDA Registration: In contemplation and preparation for exporting our products for distribution in the United States, we have registered our CHE and OP facilities with the FDA pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. This Act allows the FDA and other authorities to determine the source and cause of any deliberate or accidental contamination of food. For this, the FDA uses information provided by registered food facilities prior to entry into the U.S. of food and beverages for human and animal consumption. Pursuant to this Act, the owner, the operator or agent in charge of a domestic or foreign food facility must register that facility with the FDA and provide necessary information as requested in order to import the food into the U.S. Foreign facilities are required to report emergency contact information. Except for specific exemptions, the registration requirements apply to all facilities that manufacture, process, pack, transport, distribute, receive, or hold food regulated by the FDA, including animal feed, dietary supplements, infant formula, beverages (including alcoholic beverages) and food additives. Failure of a domestic or foreign facility to register, update required elements, or cancel its registration in accordance with this Act is prohibited under the Federal Food, Drug, and Cosmetic Act and a facility that fails to register with the FDA may have its goods seized by the U.S. Customs and Border Protection agency and/or fined. Prior notice of imported foods must be provided to the FDA within prescribed time periods. The notice must include a description of the article, the manufacturer and shipper, the grower (if known), the country of origin, the country from which the article is shipped, and the anticipated port of entry. After such notice has been submitted, the FDA will provide a prior notice confirmation number that the information has been successfully received by the FDA. Once the FDA issues the confirmation number, the FDA reviews the information submitted and determines whether the cargo must be examined. If the review concludes that no further action is necessary, a customs entry may be processed for that importation. If the review concludes that further action is necessary, the importation of the food may be detained at the port of entry or prevented until any problems or errors are corrected.

●
JAS (Japanese Agricultural Standard): The JAS standards apply to organic plants, organic processed foods of plant origin, organic livestock products, organic processed foods of animal origin and organic feeds. These standards set forth requirements that producers of these products must comply with, if they wish to label their products “Organic”. Our OP facilities comply with the JAS standards. In addition, our JAS facilities have been certified by a registered certifying body. The JAS certification allows us to attach the organic JAS logo to products produced or manufactured in our OP facilities to indicate that they comply with relevant organic JAS standards. The fact that we maintain one or more JAS Certifications is not a guarantee that each and every OP product we produce will always be entitled to claim organic status. By submitting to these standards, we are able to put the JAS labels on our OP division products, which we believe enhances the marketability of these products. If we were to lose one or both of our JAS Certifications, we would still be able to distribute our products in Japan; however, we would not be permitted to affix the JAS labels to our products until we demonstrate that we are JAS compliant. The JAS standards are voluntary, but necessary, in order to distribute our products with the JAS labels.

The fact that we comply with a particular standard, system or regulations (i.e., cGMP, HACCP, FDA, JAS) is not a guarantee that each and every product we produce will be absolutely safe for consumption. Many factors can conspire to cause products such as the ones we manufacture and distribute to be adulterated or impure. If a product we produce is discovered to be adulterated, causes illness or injury, or fails to meet standards for purity or identity, such a problem can lead to interruptions of production, product recalls and claims against us. The applicable regulatory agencies, including the FDA and China’s State Food and Drug Administration (“SFDA”) may conduct on-sight inspections of our facilities. If we fail an inspection, the regulatory agency may order us to close one or more facilities. Furthermore, our products may be inspected during the import process into one of our targeted countries, and failure to pass inspection would result in our products being refused entry by that country.

We believe we are eligible to distribute in China all of our products produced at our facilities. Based on our JAS certification, we believe we are eligible to export and distribute in Japan all of our OP products with JAS Organic labels certified by JAS. Based upon the registration of our CHE and OP facilities with the U.S. FDA, we believe we are eligible to export and distribute all of the products to the U.S.

The following table sets forth the standards/ rules applicable to our CHE and OP business units in the indicated countries:

Country	Standards applicable to CHE products in the country/region	Standards applicable to OP products in the country/region

Japan	No compliance required to distribute in Japan and JAS Certification not applicable	Voluntary JAS certification necessary for Organic labeling, but not necessary for importation and distribution (certification obtained)

United States	U.S. FDA – facility registration is required (facilities have been registered)	U.S. FDA – facility registration is required (facilities have been registered)

China	No compliance required	No compliance required (Voluntary HACCP compliance has been instituted and independent non-binding certification has been obtained)

In the past, we have focused our sales and distribution efforts to China and Japan and with only limited distribution of only certain of our OP products and no distribution of our CHE products in Europe. We intend to establish distribution relationships in other Asia-Pacific countries, Europe and the U.S. so that we can expand distribution of our products to these markets. The foregoing notwithstanding, we may from time to time, on a case by case basis, distribute our products in Europe.

Intellectual Property

The following table is a list of our current Patents issued by the People’s Republic of China:

Patent Name	Application No.	Designer	Application date	Valid until	Owner of Patent	Products that are dependent upon the Patent
Synchronization and high efficiency process of Solanesol and Nicotine Sulphate	200610069846.6	Min Zhao, Chen Yanmei, Liu Caiqing	2006.8.11	2026.8.11	Sanming Huajian Bioengineering Co., Ltd.	Solanesol, Nicotine Sulphate
A Method of Eliminating Plum bum Products with Basic liquid of zymogene mung bean	200710009735.0	Lin Xuanxian, Chen Jianmin, Chen Yanmei	2007.11.01	2027.11.01	Sanming Huajian Bioengineering Co., Ltd.	Paiqianshu

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

Trademarks

The following table is a list of our current trademarks issued by the People’s Republic of China:

Trademark	Certificate No.	Date	Expiry	Category	Owner	Product Description
Paiqianshu	4322405	2007.4.20	2017.4.20	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.	Mung bean anti-oxidant oral liquids
Jimai QQ	4322404 (Application #)		10 years from issuance of certificate	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.	Fetilizer, particulate
Jimai QQ	545649 (Application #)		10 years from issuance of certificate	No.1 Fertilizer, chemical products	Sanming Huajian Bioengineering Co., Ltd.	Fetilizer, powder
Jinliang	4538612 (Application #)		10 years from issuance of certificate	No.3 Cosmetic, household and personal care chemicals, etc.	Sanming Huajian Bioengineering Co., Ltd.	Reizhi tea
PURESOLAN	6869795 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio-Engineering, Co., Ltd	Solanesol
GREENPLANET	6871472 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio-Engineering, Co., Ltd	Used for all plant extracts not included above

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

TFS and our financing unit

Our internal financing business unit operates under the umbrella of our 99.75% owned subsidiary TFS, an Ontario, Canada, company. TFS was established in 2006 to provide creative financing solutions, including purchase order financing, fulfillment services and factoring or invoice discounting for credit worthy customers of eligible goods and services. TFS has branch offices in Lima, Peru and Miami, Florida. TFS has a wholly owned subsidiary, TFP International Inc., a Florida corporation, which operates the Miami office. The remaining 0.25% is owned by Mr. Jim Reddon, who is not an affiliate of ONE Bio.

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

Our internal financing business unit offers the following types of financing: factoring or invoice discounting, where TFS, as factor, purchases the client’s credit insured receivables (i.e., invoices) for products or services satisfactorily rendered to creditworthy customers. By selling receivables to TFS, the client can generate cash almost immediately, instead of waiting the usual 30, 60, 90 days. TFS will verify, insure and control the transaction with the ultimate payer; purchase order financing (or “PO Funding”) which is a mechanism put in place to provide a short-term finance option to clients who have pre-sold finished goods and a requirement to pre-pay suppliers. All these PO Funding transactions are on a “per project” basis. Typically the client has a purchase order from a credit insured customer but does not have the capital to pay their supplier upfront. TFS typically requires that the client must have “pre-sold” the goods with strong profit margins. TFS utilizes letters of credit to purchase the goods from the supplier and protect all parties. Once the goods are accepted by the end customer, TFS then factors the invoice and pays off the purchase order facility; and fulfillment services, most of which are provided through TFP and which involves the goods being acquired by TFP on terms negotiated with both supplier and end-client. Here TFP has established credit insurance and marine cargo insurance policies. The customer provides the purchase order and sales contract to TFP, which completes the transaction and disburses the proceeds.

Historically TFS has funded its financing transactions through the sale of debentures to institutional investors and high net worth investors, often on an individual transaction basis. The debentures pay quarterly interest to the investors solely from the interest and fees generated from the financing business unit’s activities. The debenture is secured by the assets of TFS with no recourse to other assets or business units of ONE Bio. Through ONE Bio, TFS has greater access to capital to finance its business and through its association with our other business units, access to new international markets.

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

We may incur material product liability claims and/or product recalls, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a manufacturer of products designed for human consumption, we are subject to product liability claims that the use of our products has resulted in injury. Also, in the event the use of our products results in injury, we may be forced to recall any of our products that caused the injury. We do not maintain any product liability insurance. A product liability claim against us could result in costly litigation and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.

Certain of the countries where we distribute or intend to distribute our CHE and OP products have embraced various manufacturing and quality control standards for the distribution and/or exportation of products such as the products we produce and the labeling of such products. Even though compliance with these standards is generally voluntary, and we are typically able to distribute and/or export our products into those countries without such compliance, if we are unable to demonstrate our compliance with those standards, the marketability of our products may be adversely effected, which may in turn adversely and materially affect our revenues and profits and the market price for our stock.

The manufacture and distribution of our products are subject to domestic (PRC) manufacturing and quality control standards, and the standards announced by the countries to which we export and intend to export our products, including Japan, Europe and the U.S. Generally these standards focus on how products are produced, maintained and held, the facility where the products are produced, and the documentation maintained by the producer supporting the producer’s compliance with these provisions and the labeling of the products. Additionally certain countries, including the U.S. require registration of facilities and compliance with regulations in order to export and distribute these products in the U.S. If a consumer files a complaint regarding a producer’s product and the product is found to cause a health hazard, the producer’s facilities will generally be inspected by the applicable governing body and if such inspection reveals that the producer’s processes, documentation or products do not meet the applicable standards, the export of the products to the applicable country may be blocked until the producer can demonstrate that the problem has been rectified. Certain of the governing bodies, including the U.S. FDA, may require a recall of the adulterated products and/or levy fines. If a producer’s facilities, processes, documentation or products do not meet the applicable agency’s rules and standards, the export of the products to the applicable country may be denied until the producer can demonstrate that it has satisfied the required standards.

We believe that our CHE and OP facilities, systems, processes, procedures and documentation comply with the standards in the countries where we distribute and export our products. However, the fact that we comply with a particular standard is not a guarantee that each and every product we produce will be absolutely safe for consumption. Many factors can cause products such as the ones we manufacture and distribute to be adulterated or impure. If a product we produce is discovered to be adulterated, causes illness or injury, or fails to meet standards for purity or identity, this can lead to interruptions of production and, recalls or claims against us. Further no assurances can be given that we will be able to achieve or maintain compliance with announced standards, or that a governing body may not prohibit us from distributing or exporting our products to a particular country, which events could have a material adverse on our revenue and profits and the market price of our stock.

Certain of the countries where we distribute and intend to distribute our CHE and OP products regulate the labeling and advertising of products of the type we produce and distribute.

The products produced by our CHE and OP facilities may be subject to standards and regulations of the countries to which we export or intend to export our products which regulations govern the labeling of bulk or individual finished products. In addition, the advertising and marketing of our products may be subject to other rules that govern claims which may be made about products and their contents. These standards and regulations vary from country to country. Often when our products are imported into particular countries, inspectors review the label affixed to the product to determine whether the product should be permitted entry. When our products are purchased in bulk for use as an ingredient in other products, we may make claims regarding our products that the purchaser may rely upon and repeat on a label or in advertising. When our products are sold in finished form we may make claims ourselves about our product on it label or in advertising. The claims we make to our customers, and the statements on our labels and in advertising, are regulated in many countries. If the advertising or labeling of a product we produce fails to comply with the specific laws, rules or regulations that apply in the country where it is sought to be imported and sold, we may be unable to sell it there, we may experience delays in delivery, we may be required to re-label or revise advertising, or we may be precluded from making a claim with respect to the product (i.e., a claim that the product is “Organic”) and any of these events this can lead to loss of sales or claims against us and our revenues and profits and market price for our stock could be materially and adversely affected.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The nutritional over-the-counter products and organic products industries are becoming increasingly competitive. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. The principal elements of competition in the nutritional over the counter products and organic products industry are, in our opinion, pricing, product availability and quality. In order to succeed in the nutritional over the counter products and organic products industry, we must be competitive in our pricing, product availability and quality. If we fail to do so, we will not be able to compete effectively and will lose market share. In such case we may be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the increased cost of raw materials, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it may be necessary for us to finance and manage expansion in an orderly fashion.  In addition, we may face challenges in managing expanding product offerings.  Such circumstances could increase demands on our existing management and facilities.  Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

We expect that raw materials used to produce and manufacture our products will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost-effective sources and may have a material adverse affect on our business, revenues and results of operations.

Interruptions in growing or otherwise obtaining the raw materials used by our CHE and OP business units, whether due to problems with our crops or problems with our raw material suppliers, may affect our results of operations and our financial performance.

We grow a significant amount of the raw materials we use for our CHE business unit and we also purchase additional raw materials for our CHE business unit from various suppliers. We are not substantially dependent on any of our suppliers for the raw materials used by our CHE business unit. Also, we grow substantially all of the raw materials for our OP business unit and accordingly, to the extent we purchase raw materials from suppliers for our OP business unit, we are not dependent on any of our suppliers for the raw materials used by our OP business unit. Any problems we may experience with our CHE or OP business unit crops could disrupt production or impact our ability to increase production and sales of our CHE or OP products respectively or require us to purchase a greater amount of raw materials from suppliers. With respect to our suppliers, we typically enter into renewable, fixed price agreements. If we experience disruptions in our obtaining supplies for either our CHE business unit or our OP business unit, whether due to problems with our crops or other circumstances, we will need to identify and access alternative sources for such supplies which may in turn increase our costs and our dependence. Also in such event, interruptions in our obtaining the necessary raw materials could disrupt production or impact our ability to increase production and sales of our CHE or OP products and negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

To the extent we purchase raw materials for our CHE and OP business units volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. We seek to mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices daily to reflect changes in raw material prices, as is customary in the industry.  We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

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

Over the past several years, there have been various incidents reported and publicized regarding the safety and efficacy of products produced in China and the production in China of counterfeit products.  Because our products include health supplements, energy drinks, organic food products as well as fertilizers and products that are used in the manufacture of health supplements, energy drinks, organic food products and fertilizers, we are highly dependent upon market perceptions of the safety and quality of our products.  Concerns over the safety of biopharmaceutical and bioengineering products manufactured in China could have an adverse effect on the sale of such products, including products manufactured by us.

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

We are dependent on the services of Mr. Silvasan our CEO,  Mr. Min Zhao, our CHE division’s president Mr. Jinrong Tang, our OP division’s president and Ms. Chan our Senior VP China to grow our business. Messrs. Silvasan, Zhao and Tang, and Ms. Chan are essential to our ability to continue to grow our business.  Each of Mr. Min Zhao and Mr. Jinrong Tang has established relationships within the industries in which we operate. Each of these key employees have agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. While none of our key executives have indicated to us that they intend to leave or resign from our Company in the near future, the loss of the services of any of these executives could materially harm our business because of the cost and time necessary to recruit and train a replacement and to re-established relationships within the industries in which we operate.  Such a loss would also divert management’s attention away from operational matters.  None of our key executives have indicated to us that they intend to leave or resign from our company in the near future.  Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees.  If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.  Historically, we have not experienced problems in attracting key employees and management personnel and should we need to replace one of our key employees or bring on additional executives and employees, we do not anticipate that we will encounter problems in doing so because China has a large pool of qualified executive level professionals and skilled employees from which we can acquire such talent.

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

To date, through our contractually controlled PRC operating entities, applied for or been issued The patents cover the proprietary production process used to produce Solanesol, Co-enzyme Q10, Resveratrol, 5-HTP, organic fertilizer, and potential future products. We cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent any proprietary technology we own. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We also have, through our contractually controlled PRC operating entities, applied for or have been issued six trademarks in the PRC. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

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

We do not have business insurance coverage in China.

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

We may not be able to extend our Research and Development Contract with Fudan University

In 2005, we entered into a Research and Development Contract with Fudan University regarding, among other things, our joint ownership with Fudan University of the patented “solanesol-clean extraction method”, research and development of downstream products and assistance  and support to be provided by Fudan University.  Because of our relationship with Fudan University, and in particular with Dr. Jian Ming Chan, who has served as Sanming’s Chief Scientist since April 2006, and has continued in that position since we acquired Green Planet on June 17, 2009, we believe that this Research and Development Contract will be further extended; however no assurances can be given that this contract will be extended. If we are unable to further extend the Research and Development Contract, if desirable, we may not have the assistance and support of Fudan University and we may be limited in the improvement of current products or the development of new downstream products.

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

Definitive regulations and policies with respect to many of such matters have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition results of operations and stock price.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries and affiliated entities include companies organized under the laws of the PRC and all of their business and operations are conducted in China. We are a party to certain contracts related to our operations in China and, in particular, the contracts by which we contractually control Sanming and JLF While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our contracts in China omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections. While we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection could divert management’s time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.  Additionally the lack of a well developed body of laws and the uncertain value of decided legal cases a precedent could, if a dispute were to arise, impact the enforceability of such contracts.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, (the “CSRC”), for a stock offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties for a future stock offering.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice effective November 1, 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

We are committed to complying with and to ensuring that our shareholders who are subject to the regulations will comply with the relevant rules. However, we cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ abilities to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

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

Among other things, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. Our PRC counsel has advised us that, (i) Fujian GP and Fujian United were incorporated by a foreign owned enterprise, and there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the Revised M&A Regulations and (ii) no provision in the Revised M&A Regulations clearly classifies the contractual arrangements between Fujian GP and Sanming, Fujian United and JLF as a type of transaction falling within such rules. Therefore, we were and are not required to obtain the approval of CSRC under the Revised M&A Regulations. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take.

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

We conduct of our business primarily through contractually controlled PRC operating entities and our control of the day-to-day operations of such PRC entities pursuant to contracts in order to comply with Chinese law may not be as effective as conducting business through direct equity ownership of such PRC entities due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

We conduct our business primarily through our contractually controlled PRC operating entities. PRC laws and regulations govern our operations in China. Our contractually controlled PRC operating entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign owned enterprises (“WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of our contractually controlled PRC operating entities, because we do not directly own our contractually controlled PRC operating entities, we may encounter problems enforcing our rights to control the business affairs and day-to-day operations of such entities. If we find it necessary to take legal action in China to enforce our rights under our contracts with the PRC operating entities, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation, if any, of these policies and rules until some time after the violation. In addition, any litigation in China, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention. Accordingly, notwithstanding our contractual control over our PRC operating entities, such control may not be as effective as if we conducted our business through direct equity owned PRC entities which could materially and adversely affect our results of operations.

Our contractual arrangements with Sanming, JLF and their shareholders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Sanming and JLF, we rely on the contractual arrangements of the VIE agreements to control and operate Sanming and JLF. These contractual arrangements may not be as effective in providing control over Sanming and JLF as direct ownership. For example, Sanming and JLF could fail to take actions required for our business or fail to pay dividends to Fujian GP and Fujian United despite its contractual obligation to do so. If Sanming and JLF fail to perform their obligation under the VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective

Uncertainty as to the enforceability of our agreements through which we control our contractually controlled PRC operating entities and their day-to-day operations.

We entered into agreements with our PRC operating entities which provide us with the contractual control over the business affairs and the day-to-day operations of such businesses as a means to comply with PRC restrictions relating to foreign investment in PRC entities.  Our PRC counsel, DeHeng Law Offices (Bejing), has advised us that such agreements are enforceable and in compliance with PRC laws.  Based on such advice, we did not seek PRC government approval of regarding our relationships with or agreements with our PRC operating entities. Notwithstanding the foregoing, due to the uncertainties and inconsistencies of the applications and interpretations of the PRC laws and regulations and the limited precedential value of prior court decisions in the PRC legal system, we cannot assure you that we will be able to enforce our rights under our agreements with said third party PRC operating entities or otherwise control the business affairs and day-to-day operations of such businesses.

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

Effective January 5, 2010, we adopted our 2010 Incentive Stock  Plan and made stock option grants under the 2010 Incentive Stock Plan to certain of our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that receive option grants, future participants of our 2010 Incentive Stock Plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our business operations may be adversely affected.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems.  Although our senior executive officers are seasoned executives with significant experience in operating public companies and corporate governance compliance, most of our middle and top management staff in the PRC are not educated and trained in the Western system.While historically we have not experienced problems in attracting executives or management personnel from China’s large pool of professionals, should we need to replace one of our executives or key employees or bring on additional executives and key employees, we may have difficulty hiring new employees in the PRC with such Western system training.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices for our PRC subsidiaries and controlled operating entities that meet Western standards even though we have significant contractual controls over our PRC operating entities. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

We do not currently have a financial service business license and PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency.  The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalties upon the parties involved, among other remedies.  In the past, when our subsidiaries or affiliates have required capital, we have funded such needs by providing equity investments and not loans to such entities.  In the future, we intend to continue to fund the capital needs of our subsidiaries in the form of additional equity investments. Additionally, because we do not have a financial services business license our internal financing business unit may be limited in providing funding to our other business units and the their customers in China that purchase products from us. However, in the future we may seek to obtain the necessary PRC licenses or government approvals in order to provide intercompany loans to our subsidiaries subsidiaries and funding to their customers in China who purchase products from us.

Bringing original actions in China based on United States or other foreign laws against us or our management.

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

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by a damages award.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Sanming JLF, our controlled PRC operating entity, relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on this operating division and our company and our source of raw materials needed by our CHE and OP business units.

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

Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The M&A Rules have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The M&A Rules require that in certain transaction structures, the consideration must be paid within strict time periods. Because the Chinese authorities have been unhappy with offshore flips which converted domestic companies into foreign investment enterprises (“FIEs”) in order to take advantage of certain benefits, including reduced taxation, in the PRC, the M&A Rules require foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the M&A Rules will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited with respect to the acquisitions among related parties. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

Compliance with the PRC Antitrust Law may limit our ability to effect an acquisition.

The PRC Antitrust Law was promulgated on August 30, 2007, and became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (i) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (ii) abuse of dominant market position by business operators; and (iii) concentration of business operators that may have the effect of precluding or impeding competition. The concentration of business operators refers to (i) merger with other business operators; (ii) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (iii) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In the event of occurrence of any concentration of business operators and to the extent required by the Antitrust Law, the relevant business operators must file with the antitrust authority under the State Council prior to conducting the contemplated business concentration. If the antitrust authority decides not to further investigate whether the contemplated business concentration has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, the relevant business operators may proceed to consummate the contemplated business concentration. When we evaluate a potential transaction, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition.

Our contractual arrangements with Sanming and JLF may result in adverse tax consequences to us.

As a result of our corporate structure and contractual arrangements, Fujian GP and Fujian United are effectively subject to the 5% PRC business tax on revenues derived from Sanming and JLF pursuant to the VIE agreements. Fujian GP and Fujian United are subject to the business tax, while Sanming and JLF, as manufacturers, instead of a service provider, are not subject to the business tax.  Moreover, we would be subject to adverse tax consequences if the PRC tax authorities were to determine that the VIE agreements were not on an arm’s length basis and therefore constitute a favorable transfer pricing. As a result, the PRC tax authorities could request that we adjust the taxable income upward for PRC tax purposes. Such a pricing adjustment could adversely affect us by:

· increasing Sanming and JLF’s tax expenses without reducing Fujian GP and Fujian United’s tax expenses, which could subject Sanming and JLF to late payment fees and other penalties for under-payment of taxes; and/or

·resulting in Fujian GP and Fujian United’s loss of its preferential tax treatment.

Under PRC law, we are required to obtain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities. Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we will suffer a material adverse effect. If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes stricter obligations on employers. Under the New Labor Contract Law, an employer is obligated to execute written labor contracts with all of its employees, otherwise an employee without a written labor contract will be entitled to claim double monthly salary from the employer. Certain of our employees hired on a temporary basis were hired without execution of a written labor contract. Should such an employee file a valid claim, there can be no assurance that we will not be required to make additional payments under the New Labor Contract Law, which would adversely affect our results of operations.

The New Labor Contract Law also imposes tougher procedural requirements related to a reduction in workforce and requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a timely and cost-effective manner that is most advantageous to our business, which may materially and adversely affect our financial condition and results of operations.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. There exist uncertainties as to the interpretation, implementation and enforcement of such obligations. If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines.

Our global income and the dividends that we may receive from our PRC subsidiary may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which would have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law and its implementing rules, both effective from January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82, on April 22, 2009. SAT Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, like our company, the determining criteria set forth in SAT Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Accordingly, we may be considered a resident enterprise and may therefore be subject to the enterprise income tax at 25% on our global income. If we are considered a resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu”, occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China, and our business and operations could be adversely affected. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

Risks Related to our Securities

Our common stocks is thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. There is only a limited and sporadic trading market for our common stock on the OTB Bulletin Board and no trading market exists for our units or warrants.

We have applied for listing on the Nasdaq Stock Market, but cannot assure you that this listing will be approved.

Our common stock has historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stocks at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a relatively small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there had been periods of several days or more when trading activity in our shares was minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock, develop or be sustained, or that current trading levels will be sustained even if our Nasdaq listing application is approved.

The market price for our common stock may be volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by price fluctuations when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The fluctuations in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stocks are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Form 10-K. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

  Code of Ethics

We adopted a Corporate Code of Business Conduct and Ethics on January 20, 2006. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A copy of the Code of Ethics is included as Exhibit 14 to our registration statement on Form SB-2, filed with the SEC on August 15, 2006. A printed copy of the Code of Ethics may also be obtained free of charge by writing to us at our headquarters.

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

The Company does not anticipate any changes in control of the Company

Item 13.                 Certain Relationships and Related Transactions

Certain Relationships and Related Transactions, and Director Independence

Acquisition of One Bio, Corp. (f/k/a Control of Contracted Services, Inc.) by Abacus Global Investments, Corp.

On June 4, 2009, Belmont Partners entered into a material definitive agreement with Abacus Global Investments, Corp. (“Abacus”) pursuant to which Abacus acquired eighteen million seven hundred fifty thousand (18,750,000) shares of our common stock (representing 92.25% of our issued and outstanding stock) which was owned by Belmont.  This transaction closed on June 9, 2009.  Following this transaction, Abacus controlled approximately 92.25% of our issued and outstanding capital stock.  Also pursuant to this transaction, Joseph Meuse our sole director and officer resigned and Marius Silvasan, a director of Abacus, was appointed to our only director and as our interim President.  Mr. Silvasan is our Vice Chairman and CEO is the CEO and a controlling stockholder of Abacus.

Acquisition of 83% of the Stock of Green Planet Bioengineering Co., Ltd. (G.P.LB.OB) (“G.P.” and/or “Green Planet”).

Pursuant to a share purchase agreement, on July 22, 2009, we acquired from certain shareholders of Green Planet (the “GP Shareholders”) 83% of the issued and outstanding shares of common stock and warrants of Green Planet. Green Planet is the umbrella entity for our CHE business unit. The purchase price consisted of $980,349 in cash (payable in two installments on the first and second anniversaries of the closing) and 2,322,349 shares of our common stock. The GP Shareholders included Min Zhao our director and President of Operations China (who was the founder, president and principal stockholder of Green Planet), Marius Silvasan, our Vice Chairman, CEO and director, Jeanne Chan our Senior Vice President, Sanyan Ou, our Vice President Business Development, China and Abacus Investments Corp. (of which Mr. Silvasan and Ms. Chan are directors). The purchase price was allocated among the GP Shareholders (who are affiliates of ONE Bio) as follows:
GP Shareholder	Shares	First Cash Installment	Second Cash Installment
Min Zhao	1,424,028	$285,685	$342,821
Marius Silvasan	260,319	$44,299	$53,159
Jeanne Chan	83,539	$13,598	$16,318
Sanyan Ou	26,175	$4,901	$5,881

As part of this transaction, the GP Shareholders agreed to a lock-up and leak-out period as further defined in this agreement. Also, upon closing of the transaction, Mr. Min Zhao was appointed as our President of China Operations and one of our directors and Ms. Ou, was appointed as our Vice President of Business Development, China. As a result of this transaction, Green Planet became the umbrella entity of our CHE business unit.

Control of Sanming Huajian Bio-Engineering Co., Ltd.

Through a series of irrevocable agreements, we contractually control, but do not own, Sanming, our affiliated PRC operating entity. Min Zhao, our director, shareholder and President of China Operations, is the President and one of the principal shareholders of Sanming and he together with the other Sanming shareholders signed the Entrusted Management Agreement, the Shareholders’ Voting Proxy Agreement, the Exclusive Purchase Option Agreement and the Share Pledge Agreement with Fujian GP, which they also owned. Thereafter we acquired Fujian GP as part of our acquisition of Green Planet.

Acquisition of 99.75% of Trade Finance Solutions (“TFS”)

Pursuant to a share purchase agreement, on September 3, 2009, we acquired from certain of the shareholders of TFS (the “TFS Shareholders”) 3,990 shares of common stock of TFS, which represents 99.75% of the issued and outstanding shares of common stock of TFS. TFS is our business unit that provides financing solutions, including purchase order financing, fulfillment services and factoring or invoice discounting for credit worthy customers of eligible goods and services. Pursuant to the share purchase agreement, in exchange for their TFS shares, each TFS Shareholder is entitled to receive shares of our common stock and cash payments on an earn-out basis. The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the Measuring Period (which is defined in the share purchase agreement as months 7 to 18 inclusive after the closing). If during the Measuring Period the aggregate monthly EBIT is equal to or greater than $2,000,000 the total cash portion of the cash portion of the purchase price will be $6,000,000. If the aggregate monthly EBIT does not reach $2,000,000 during the Measuring Period, the cash portion of the purchase price will be calculated as three times the aggregate monthly EBIT achieved during the Measuring Period. The TFS shareholders are also to receive 1 share of our common stock (adjusted for forward or reverse splits following the closing) for every $5.00 in EBIT achieved by TFS during the Measuring Period (“Stock Compensation”) subject to a maximum Stock Compensation of 1,200,000 shares of our common stock. As part of this transaction, the TFS Shareholders agreed to a lock-up and leak-out period as further defined in this agreement. Michael Weingarten, our Chairman, was the Chairman of TFS and one of the selling TFS Shareholders owning 17% of the TFS common stock. Also, in connection with this transaction, Mr. Weingarten was appointed as our Chairman, Peter Cook, the president of TFS, was appointed the president of our TFS financing unit and Steve McDonald, TFS’ Vice President, was appointed vice-president of our TFS financing unit. The remaining 0.25% of TFS is owned by Jim Reddon, who is not an affiliate of ONE Bio.

Acquisition of Supreme Discovery Group Limited (“Supreme”)

Pursuant to a share purchase agreement, on September 27, 2009, we acquired through our subsidiary UGTI, 100% control of Supreme Discovery in consideration for 16.7% of UGTI which was issued to the Supreme Shareholders. Supreme is the 100% owner of the WFOE Fujian United. Fujian United, through a variety of transactions and contractual arrangements controls JLF, a PRC company. In connection with this transaction, we executed and consummated a Share Exchange Agreement (the “Supreme Agreement”) with (i) our then 100% owned subsidiary UGTI, (ii) Supreme Discovery and (iii) Jinrong Tang, Li Li Fang and Tang Shuiyou, the shareholders who owned 100% of Supreme Discovery’s common stock (the “Supreme Shareholders”). In exchange for their shares of Supreme Discovery common stock, we (a) agreed to pay the Supreme Shareholders (i) $557,280 on the first anniversary of the closing; and (ii) $681,120 on the second anniversary of the closing; and (b) issued to them (i) 2,752,000 shares of our common stock; and (ii) 20% of the issued and outstanding shares of common stock of UGTI. As part of this transaction, the Supreme Shareholders agreed to a lock-up and leak-out period as further defined in this agreement. The Supreme Shareholders were also the owners of JLF and the owners of Fujian United. Also, in connection with this transaction, Mr. Jinrong Tang, was appointed our Vice President Business Development, China. On November 3, 2009, we entered into a share purchase agreement with UGTI (the “UGTI Share Purchase Agreement”), which cancelled and replaced the Supreme Agreement we consummated on September 27, 2009. Pursuant to the UGTI Share Purchase Agreement we agreed to purchase from UGTI and UGTI agreed to sell to us 10,000 shares of UGTI common stock in consideration for a cash payment of $1,200,000 which is payable $180,000 on May 10, 2010, and $1,020,000 on November 10, 2010. As a result of the foregoing UGTI transactions, we are the 98% stockholder of UGTI and UGTI became the umbrella entity of our OP business unit. The remaining 2% of UGTI common stock is owned by Mr. Tang, Ms. Fang, Li Gou Li, and Gong Xian Mu.

Control of Jianou Lujian Foodstuff Co.

Through a series of irrevocable agreements we contractually control, but do not own JLF, our contractually controlled PRC operating entity. Jinrong Tang, is the president and one of the principal shareholders of JLF and he (together with the other JLF shareholders) signed the Entrusted Management Agreement, the Shareholders’ Voting Proxy Agreement, the Exclusive Purchase Option Agreement and the Share Pledge Agreement with Fujian United, which they also owned. Thereafter, we acquired Fujian United as part of our acquisition of Supreme Discovery.

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

Audit Related Fees
None

Tax Fees
None

All Other Fees
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September, 2010.

ONE Bio, CORP.

Date: September 27, 2010	By:	/s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: September 27, 2010	By:	/s/	Michael Wieingarten
Michael Weingarten
Chairman of the Board

Date: September 27, 2010	By:	/s/	Cris Neely
Cris Neely
Chief Financial Officer

Date: September 27, 2010	By:	/s/	Min Zhao
Min Zhao
Director

Date: September 27, 2010	By:	/s/	Qingsheng Fan
Qingsheng Fan
Director

Date: September 27, 2010	By:	/s/	James Fernandes
James Fernandes
Director

Date: September 27, 2010	By:	/s/	Frank Klees
Frank Klees
Director

Date: September 27, 2010	By:	/s/	Jan Koe
Jan Koe
Director

Date: September 27, 2010	By:	/s/	John Perkins
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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Revenues	$22,073,219	$10,401,530
Cost of sales	12,089,029	3,939,610

Gross profits	9,984,190	6,461,920

Operating expenses
General and administrative expenses	1,110,991	1,117,729
Research and development expenses	378,497	444,404
Selling and marketing expenses	1,035,949	247,991

	2,525,437	1,810,124

Income from operations	7,458,753	4,651,796
Interest and financing expense	(230,340)	(151,814)
Interest income	36,633	14,141
Other income	147,236	59,095

Income before income taxes	7,412,282	4,573,218
Provision for income taxes	(2,027,309)	(1,222,919)

Net income	5,384,973	3,350,299

Net income attributable to
non-controlling interest	(612,159)	-

Net income attributable to
Company	$4,772,814	$3,350,299

Earnings per share
- Basic	$0.19	$0.14

- Diluted	$0.19	$0.14

Weighted average number of shares outstanding :
- Basic	25,059,623	23,529,175

- Diluted	25,586,368	23,529,175

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$5,384,973	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(37,286)	747,343

Comprehensive income	5,347,687	4,097,642
Comprehensive income attributable to
noncontrolling interest	(612,159)	-

Comprehensive income attributable to the Company	$4,735,528	$4,097,642

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

					Accumulated other
	Common stock		Additional				Total	Non
	Number		paid-in	Statutory	comprehensive	Retained	Shareholders'	Controlling
	of shares	Amount	capital	reserve	income	earnings	Equity	Interest	Total

Balance, January 1, 2008	23,501,460	$23,501	$2,220,012	$334,823	$691,977	$2,475,768	$5,746,081	$2,737,267	$8,483,348
Recapitalization	19,800	20	675,200	-	-	-	675,220		675,220
Issue of common shares for cash	30,800	31	139,860	-	-	-	139,891		139,891
Issue of common shares for							-		-
services rendered	11,000	11	12,450	-	-	-	12,461		12,461
Issue of warrants for services	-	-	169,739	-	-	-	169,739		169,739
Appropriation of statutory reserve	-	-	-	366,638	-	(366,638)	-		-
Unrealized foreign currency gain	-	-	-	-	747,343	-	747,343		747,343
Net income	-	-	-	-	-	3,350,299	3,350,299	-	3,350,299

Balance, December 31, 2008	23,563,060	$23,563	$3,217,261	$701,461	$1,439,320	$5,459,429	$10,841,034	$2,737,267	$13,578,301

Issuance of shares for cash upon the
exercise of warrants	152,740	153					153		153
Issuance of shares upon the
acquisition of assets	3,640,000	3,640	11,303,904	91,589	93,801	1,294,796	12,787,730	304,335	13,092,065
Issuance of common shares for cash	1,876,000	1,876	1,752,124				1,754,000		1,754,000
Issuance of common shares for services	88,190	88	50,029				50,117		50,117
Purchase of common shares
for cancellation	(148,000)	(148)	(125,652)			(614,200)	(740,000)		(740,000)
Appropriation of statutory reserve				946,966		(946,966)	-		-
Unrealized foreign currency gain					(37,286)		(37,286)		(37,286)
Net income						4,772,815	4,772,815	612,159	5,384,974

Balance, December 31, 2009	29,171,990	$29,172	$16,197,666	$1,740,016	$1,495,835	$9,965,874	$29,428,563	$3,653,761	$33,082,324

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

Basis of Consolidation
On June 9, 2009 Abacus Global Investments Corp. (“Abacus”) acquired 18,750,000 shares or 92.25% of ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) from ONE’s then majority shareholder, Belmont Partners LLC (“Belmont”).  Abacus paid Belmont $262,500 in cash.  Belmont also received shares of ONE common stock.  On June 9, 2009, concurrent with the Abacus acquisition, ONE changed its name from Contracted Services Inc to ONE Holdings Corp.  On October 26, 2009 ONE changed its name again from ONE Holdings Corp to ONE Bio Corp. and authorized a 5 for 1 reverse split in its common shares.

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

a) Trade Finance Solutions Inc.

On September 3, 2009, the Corporation acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the Shareholders’ common shares owned in Trade Finance Solutions Inc. (“TFS”).  For the TFS shares each TFS Shareholder is to receive shares of the Corporation’s common stock and cash payments as per the share purchase agreement.  The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the share purchase agreement with a not to exceed purchase price of $6,000,000.  In addition to the cash portion of the purchase price, the TFS Shareholders shall receive one common share of the Corporation (adjusted for forward or reverse splits following the closing) for every $5.00 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 1.2 million common shares of Corporation.

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

