Form 10-Q/A
period 2010-03-31
ONE Bio, Corp.
filed 2010-09-28
CIK 1372267

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 4) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2010, which was filed with the SEC on May 17, 2010 (“the Original Quarterly Report”) and Form10-Q/A (Amendment No. 1) filed with the SEC on June 1, 2010, Form 10-Q/A (Amendment No. 2) filed with the SEC on June 30, 2010 and Form 10-Q/A (Amendment No. 3) filed with the SEC on September 22, 2010.  This Amendment No. 4 is intended to clarify certain items in our consolidated financial statements, including:

(1)	Modified the weighted average shares and earnings per share on the statement of operations.

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended March 31,
	2010	2009

Revenues	$11,162,507	$2,297,621
Cost of sales	7,054,796	852,686

Gross profits	4,107,711	1,444,935

Operating expenses
General and administrative expenses	1,116,844	212,215
Research and development expenses	60,388	36,466
Selling and marketing expenses	37,637	56,031

	1,214,869	304,712

Income from operations	2,892,842	1,140,223
Interest and financing expense	(199,109)	(88)
Interest income	3,838	249
Other income	(164,129)	-

Income before income taxes	2,533,442	1,140,384
Provision for income taxes	(702,515)	(297,659)

Net income	1,830,927	842,725

Net income attributable to
non-controlling interest	(193,855)	-

Net income attributable to
Company	$1,637,072	$842,725

Earnings per share
- Basic	$0.06	$0.04

- Diluted	$0.05	$0.04

Weighted average number of shares outstanding :
- Basic	29,172,029	23,563,061

- Diluted	33,507,717	23,563,061

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$1,830,927	$842,725
Other comprehensive income
Unrealized foreign currency gain (loss)	(129,861)	(19,500)

Comprehensive income	1,701,066	823,225
Comprehensive income attributable to
noncontrolling interest	(193,855)	-

Comprehensive income attributable to the Company	$1,507,211	$823,225

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

Pursuant to the Supreme Agreement, at the closing, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to the Company’s wholly-owned subsidiary UGTI in exchange for (i) cash, (ii) 3,440,000 shares of the Company’s common stock, and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  The Company thereby acquired through UGTI ownership of all of the outstanding stock of Supreme which owns 100% ownership of JLF WFOE. As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of the Company’s stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Supreme Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement. JLF is an award winning green-technology bioengineering company that specializes in the production of organic products and fertilizers based on bamboo. JLF holds bamboo land contracts in Fujian Province, one of China’s largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certification from China (HACCP), Japan (JAS) and Europe (ESFA). JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution including the development of organic fertilizers from bamboo skins to eliminate waste.

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