Form 10-Q/A
period 2010-06-30
ONE Bio, Corp.
filed 2010-09-28
CIK 1372267

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 2) is being filed by ONE Bio, Corp. (“the Company”) to reflect certain revisions to our Quarterly Report filed on Form 10-Q for the second quarter ended June 30, 2010, which was filed with the SEC on August 23, 2010 (“the Original Quarterly Report”) and Form 10-Q/A (Amendment No. 1) filed with the SEC on September 22, 2010.  This Amendment No. 2 is intended to clarify certain items in our consolidated financial statements, including:

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

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues	$12,679,797	$2,169,748	$23,842,304	$4,467,369
Cost of sales	7,748,113	988,587	14,802,909	1,841,273

Gross profits	4,931,684	1,181,161	9,039,395	2,626,096

Operating expenses
General and administrative expenses	1,142,459	267,760	2,259,302	494,811
Research and development expenses	53,220	36,573	113,608	73,039
Selling and marketing expenses	172,486	35,362	210,123	76,557

	1,368,165	339,695	2,583,033	644,407

Income from operations	3,563,519	841,466	6,456,362	1,981,689
Interest and financing expense	(175,181)	1,423	(374,290)	1,672
Interest income	8,781	(8,318)	12,619	(8,406)
Other income	(196,595)	-	(360,723)	-

Income before income taxes	3,200,524	834,571	5,733,968	1,974,955
Provision for income taxes	(801,685)	(218,714)	(1,504,200)	(516,373)

Net income	2,398,839	615,857	4,229,768	1,458,582

Net income attributable to non-controlling interest	(49,446)	-	(243,300)	-

Net income attributable to
Company	$2,349,393	$615,857	$3,986,468	$1,458,582

Earnings per share
- Basic	$0.08	$0.03	$0.13	$0.06

- Diluted	$0.06	$0.03	$0.12	$0.06

Weighted average number of shares outstanding :
- Basic	30,273,659	23,563,061	29,689,528	23,563,061

- Diluted	36,427,319	23,563,061	34,327,106	23,563,061

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$2,398,839	$615,857	$4,229,768	$1,458,582
Other comprehensive income
Unrealized foreign currency gain (loss)	245,634	(395)	115,773	(19,894)

Comprehensive income	2,644,473	615,462	4,345,541	1,438,688
Comprehensive income attributable to noncontrolling interest	(49,446)	-	(243,300)	-

Comprehensive income attributable to the Company	$2,595,027	$615,462	$4,102,241	$1,438,688

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

On May 29, 2009 th Belmont Partners, LLC (“Belmont”) acquired eighteen million seven hundred fifty thousand (18,750,000) shares of the Company’s common stock.  The transaction closed on June 2, 2009, resulting in Belmont’s control of approximately 92.25% of the Company’s outstanding capital stock.

On June 4, 2009, Abacus Global Investments, Corp. (“Abacus”) acquired all eighteen million seven hundred fifty thousand (18,750,000) shares of the Company’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont.  The transaction closed on June 9, 2009, resulting in Abacus controlling 92.25% of the Company’s outstanding capital stock.  Additionally, on June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the Company.

On June 9, 2009, the Company changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE, Abacus changed the Company’s business focus to its current strategy.

On July 22, 2009, the ONE acquired from certain shareholders (“GP Shareholders”) of Green Planet Bioengineering Co., Ltd., a Delaware corporation (“Green Planet”) 80% of the issued and outstanding shares of common stock of Green Planet. The Company also acquired 5,101 shares of Green Planet preferred stock which provides the Company the right to vote 1,000 votes on all matters submitted for a shareholder vote. The preferred stock is convertible into 1,000 shares of Green Planet common stock.  The Company acquired the Green Planet preferred stock in consideration for the issuance by the Company to Green Planet of 1,004,807 shares of the Company’s common stock.  As part of this transaction, Green Planet and the GP Shareholders deposited into an Escrow account thirty-five percent (35%) of the Company’s shares issued to Green Planet and the GP Shareholders, in the event Green Planet failed to meet certain EBITDA based performance measures through 2010.  To date Green Planet has met its performance measures. Green Planet and the GP Shareholders are also subject to a lockup and leak out period and has one piggy-back registration right as further defined in the Green Planet Preferred and Common Stock Purchase Agreements.  As a result of the Green Planet transactions, the Company has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion or the Green Planet preferred stock into common stock, the Company owns approximately 83% of Green Planet’s shares.  Green Planet in turn owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), the primary operating company in the Chemical and Herbal Extracts (“CHE”) division..  Consequently, the Company effectively controls the business and operations of Green Planet, FuJian Green Planet Bioengineering Co., Ltd. (a GP WFOE) and Sanming Huajian Bio-Engineering Co., Ltd.

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