Form 10-Q
period 2010-09-30
ONE Bio, Corp.
filed 2010-11-10
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2010
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

The number of shares of common stock outstanding as of November 5, 2010 was 6,158,559.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009

Consolidated Statements of Operations and Accumulated Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Market for Common Equity and Related Stockholder Matters

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at September 30, 2010, and the results of its operations and cash flows for the three and nine months ended September 30, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year end December 31, 2010.

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

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

ONE BIO, CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
(Expressed in United States Dollars)

September 30, 2010

CONTENTS

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to the Condensed Consolidated Financial Statements	4 – 31

One Bio, Corp.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$7,735,654	$4,928,968
Receivables - net	17,466,117	12,006,585
Inventory	5,606,405	2,976,031
Loans Receivable	2,375,918	4,223,863
Prepaid expenses	3,465,832	3,382,882

Total current assets	36,649,926	27,518,329
Property, plant and equipment, net	6,661,309	5,557,911
Land use rights	1,108,166	1,106,056
Goodwill	2,481,569	3,974,908
Intangible assets	837,139	682,058
Deposits for acquisition of intangible assets	350,846	161,151
Other Assets	20,200,065	15,633,438

TOTAL ASSETS	$68,289,020	$54,633,851

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$2,280,720	$1,699,783
Other payable and accrued liabilities	6,081,227	2,632,190
Loans payable- current portion	18,835,964	12,868,796
Deferred revenues	64,197	62,995
Deferred taxes	45,614	(29,192)

Total current liabilities	27,307,722	17,234,572
Loans payable	1,338,282	4,215,855
Deferred taxes	115,831	101,100

TOTAL LIABILITIES	28,761,835	21,551,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock: par value $0.001 per share Authorized: 10,000,000 shares Issued and outstanding: 10,000 and 0 shares at September 30, 2010 and December 31, 2009	10	-
Common stock: par value $0.001 per share Authorized: 100,000,000 shares Issued and outstanding: 6,158,559 and 5,834,398 shares at September 30, 2010 and December 31, 2009	6,159	5,834
Additional paid-in capital	16,252,942	16,221,004
Statutory reserve	1,778,840	1,740,016
Accumulated other comprehensive income	2,303,926	1,495,835
Retained earnings	17,032,874	9,965,874
Total shareholders’ equity of the company	37,374,751	29,428,563
Non-Controlling Interest	2,152,434	3,653,761
TOTAL EQUITY	39,527,185	33,082,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,289,020	$54,633,851

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Revenues	$13,504,890	$4,157,806	$37,347,194	$8,625,175
Cost of sales	8,484,199	2,068,381	23,287,108	3,909,654

Gross profits	5,020,691	2,089,425	14,060,086	4,715,521

Operating expenses
General and administrative expenses	1,436,565	428,220	3,695,867	923,031
Research and development expenses	73,248	126,625	186,856	199,664
Selling and marketing expenses	380,775	43,543	590,898	120,100

	1,890,588	598,388	4,473,621	1,242,795

Income from operations	3,130,103	1,491,037	9,586,465	3,472,726
Interest and financing expense	(172,689)	(53,575)	(546,979)	(53,575)
Interest income	9,316	1,693	21,935	3,365
Other income/(expense)	(231,871)	10,105	(592,503)	1,699

Income before income taxes	2,734,859	1,449,260	8,468,918	3,424,215
Provision for income taxes	(710,510)	(396,033)	(2,214,710)	(912,406)

Net income	2,024,349	1,053,227	6,254,208	2,511,809

Net income attributable to non-controlling interest	(112,063)	(203,257)	(355,363)	(439,744)

Net income attributable to Company	$1,912,286	$849,970	$5,898,845	$2,072,065

Earnings per share
- Basic	$0.31	$0.18	$0.98	$0.44

- Diluted	$0.29	$0.17	$0.93	$0.43

Weighted average number of shares outstanding:
- Basic	6,158,559	4,854,055	6,007,606	4,733,024

- Diluted	6,529,259	4,969,621	6,373,265	4,799,222

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$2,024,349	$1,053,227	$6,254,208	$2,511,809
Other comprehensive income
Unrealized foreign currency gain (loss)	592,047	75,712	707,820	43,730

Comprehensive income	2,616,396	1,128,939	6,962,028	2,555,539
Comprehensive income attributable to noncontrolling interest	(140,347)	(203,257)	(396,988)	(439,744)

Comprehensive income attributable to the Company	$2,476,049	$925,682	$6,565,040	$2,115,795

See Notes to Consolidated Financial Statements

One Bio, Corp.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities
Net Income	$6,254,208	$2,072,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343,983	176,715
Amortization of intangible assets	81,877	-
Amortization of land use rights	1,692,603	-
Share-based compensation	55,500	17,897
Stock option expense	36,244	-
Non controlling interest	-	439,744
Deferred taxes	89,971	(315,699)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,101,210)	127,127
Prepaid and other current assets	(431,986)	(1,866,664)
Inventory	(2,526,095)	(44,329)
Loans receivable	1,847,945	(756,485)
Accounts payable	640,937	-
Other payables and accrued liabilities	3,416,829	(52,062)
Loans payable - current	745,527	-
Deferred revenue	-	45,766
Amount due to a related party	136,333	-
Amonut due to a stockholder	(151,931)	-
Income tax payable	(387,445)	-

Net cash flows provided by / (used in) operating activities	6,743,290	(155,925)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,345,338)	(168,600)
Proceeds on sale of equipment	76,936	-
Deposits paid for plantation base leases	(5,673,251)	(1,614,828)
Investment in intangible assets	(413,680)	(458,797)
Restricted Cash	(273,372)	-

Net cash flows used in investing activities	(7,628,705)	(2,242,225)

Cash flows from financing activities
Proceeds from bridge loan	3,000,000	-
Proceeds of bank loans	3,881,698	-
Loans payable	-	1,781,532
Repayments of bank loans	(3,460,220)	-
Issuance of preferred shares	10	-
Repurchase and cancellation of common stock	(78,256)	-
Issuance of common stock and exercise of warrants	-	580,763
Loan from stockholders	532,500	-

Net cash flows provided by financing activities	3,875,732	2,362,295

Effect of foreign currency translation on cash and cash equivalents	(183,631)	43,730

Net increase in cash and cash equivalents	2,806,686	7,875
Cash acquired	-	1,908,338
Cash and cash equivalents - beginning of period	4,928,968	665,568

Cash and cash equivalents - end of period	$7,735,654	$2,581,781

Supplemental disclosures for cash flow information:
Cash paid for interest	$1,153,176	$443,982
Cash paid for Income taxes	$2,554,129	$886,151

Supplemental disclosures of non cash activity:
Issue of stock for satifaction of deposits received in prior quarter	$60,000	$-
Adjustment of goodwill arising from the reduction of TFS contingent purchase price	$1,493,339	$-
TFS Net assets acquired	$-	$3,593,339
UGTI net assets acquired	$-	$11,443,822

See Notes to Consolidated Financial Statements

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Basis of Consolidation
On June 9, 2009 Abacus Global Investments Corp. (“Abacus”) acquired 3,750,000 shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) or 92.25% of ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) from ONE’s then majority shareholder, Belmont Partners LLC (“Belmont”).  Abacus paid Belmont $262,500 in cash.  Belmont also received shares of ONE common stock.  On June 9, 2009, concurrent with the Abacus acquisition, ONE changed its name from Contracted Services Inc to ONE Holdings Corp.  On October 26, 2009 ONE changed its name again from ONE Holdings Corp to ONE Bio Corp. and authorized a 5 for 1 reverse split in its common shares.

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

Since both companies, ONE and Abacus, were small closely held companies both prior to and, immediately after the Abacus transaction, and because neither Company had substantial operations or assets, ONE viewed the Abacus transaction as a straight forward private transaction between its shareholder Belmont Partners and Abacus.  We believe that Abacus accounted for the transaction as a purchase and we concur with that determination.  Further, in accordance with the Guidance offered in ASC 805-20-55 we concluded that because, at the time, there was no distinct difference in relative size of assets or operations, and because the legal acquiree did not issue any additional shares that were not already in circulation to effect this transaction, this transaction did not meet the characteristics of a reverse acquisition.  In addition, neither of the companies was merged.

The Abacus transaction had little or no impact on liquidity or operations other than the minor lawn service operations which were discontinued in anticipation of engaging in the new business strategy discussed above.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The Abacus transaction had no impact on our capital structure

On July 22, 2009 (closing date of the reverse acquisition) ONE Bio Corp. (“ONE”) (formerly ONE Holdings Corp), (formerly Contracted Services Inc.) acquired 11,625,333 outstanding common shares and 4,155,066 of outstanding warrants together representing 78.28% of Green Planet Bio-Engineering Co., LTD (“GPB”) from GPB’s majority shareholders.  The transaction was accomplished through a share exchange agreement wherein in exchange for GPB common stock and warrants, ONE issued 688,408  (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of its common shares along with a note for $980,349.  The total transaction was valued at $12,336,902.

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
September 30, 2010

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

ONE’s consolidated financial statements include the accounts of all of its majority owned subsidiaries and the accounts of it’s VIE’s, of which ONE is the primary beneficiary.  All intercompany balances and transactions have been eliminated on consolidation.  The functional currency of ONE’s foreign subsidiaries is in the United States Dollar, Canadian Dollar and Chinese Yuan.  Certain prior year balances have been reclassified to conform to current year presentation.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

2.	Summary of Significant Accounting Policies - continued

Loans and Receivables
These assets are non-derivatives financial assets resulting from cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand. Each cash advance is typically secured by the assignment of proceeds of the borrower’s accounts receivables which usually collect within 90 day cycles from the date of the advance. These assets are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans, less any provision for impairment. Due to the short term nature of the individual advances, their carrying value approximates fair value.   Management believes there is no impairment nor were there any write-offs or allowances for loan losses recorded as of September 30, 2010.

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
September 30, 2010

2.	Summary of Significant Accounting Policies - continued

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

Impairment of Long-lived Assets
In accordance with ASC Topic 360 Formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2010 as well as September 30, 2009, respectively.

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

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
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the consolidated financial statements.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

2.	Summary of Significant Accounting Policies - continued

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update No. 2010-25 (ASU No. 2010-25) “Defined Contribution Pension Plans” (Topic 962).  ASU No. 2010-25 clarifies how loans to participants should be classified and measured by defined contribution pension benefits.  The amendments in ASU No. 2010-25 affect any defined contribution pension plan that allows participant loans.  The amendments in ASU No. 2010-25 require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  ASU No. 2010-25 is effective for fiscal years ending after December 15, 2010 and should be applied retrospectively to all prior periods presented.  Early adoption is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Supplemental Cash Flow Information

For the Periods Ended September 30,	2010	2009

Supplemental disclosure

Interest paid	$1,153,176	$8,174
Income taxes paid	$2,554,129	$599,456

Non-cash transaction

Issuance of stock for satisfaction of deposits received in prior quarter	$60,000	-
Adjustment of goodwill arising from the reduction of TFS contingent purchase price	$1,493,339	-

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

4.	Accounts Receivables

	September 30, 2010	December 31, 2009
Accounts receivables	$17,477,595	$12,017,848
Allowances for doubtful accounts	(11,478)	(11,263)
Accounts receivable, net	$17,466,117	$12,006,585

5.	Inventory

	September 30, 2010	December 31, 2009
Raw material	$459,008	$140,759
Packaging material	91,232	59,954
Work in progress	4,734,563	2,610,245
Finished goods	321,602	165,073
	$5,606,405	$2,976,031

6.	Property, Plant and Equipment

	September 30, 2010	December 31, 2009
Building and structural components	$3,627,923	$3,580,686
Machinery	1,902,669	1,806,118
Office equipment and furniture	435,141	306,685
Vehicles	210,176	109,590
Leasehold Improvement	592,343	-
	6,768,252	5,803,079
Less: accumulated depreciation	(1,405,221)	(1,130,912)
	5,363,031	4,672,167
Construction in progress	1,298,278	885,744
	$6,661,309	$5,557,911

During the periods, depreciation is included in:

For the Periods Ended September 30,	2010	2009

Cost of sales	$68,260	$62,510
Administrative and R&D Expenses	56,233	27,027

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

7.	Intangible Assets

The following is a summary of the Corporation’s intangible assets:

	September 30, 2010	December 31, 2009
Technology	$1,114,421	$871,680
Software	3,240	5,304
	1,117,661	876,984
Less: accumulated amortization	(280,522)	(194,926)
	$837,139	$682,058

The estimated aggregate amortization expense for intangible assets for the five succeeding years is $397,649.

8.	Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of TFS in the amount of $2,481,569.

Balance December 31, 2009	$3,974,908
Adjustment of goodwill arising from the reduction of TFS contingent purchase price	(1,493,339)
Balance June 30, 2010	$2,481,569

For the quarter ended September 30, 2010, the purchase price on the acquisition of TFS was further evaluated based on the criteria as set forth in the Share Purchase Agreement entered into as of August 26, 2009. The evaluation resulted in a reduction in the cash and non-cash portions of $1.3 million and the corresponding amounts were reduced from the liability accounts.

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

9.	Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in RMB.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  As of September 30, 2010, the cash on deposit but restricted as to access was $665,860.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

10.	Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

Borrowings	September 30, 2010	December 31, 2009
CCB	$1,492,961	$1,465,008
Rural Cooperative – Secured A	-	1,860,561
Rural Cooperative – Secured B	-	732,504
Rural Cooperative – Secured C	597,184	-
Industrial & Commercial Bank	1,791,553	-
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	1,684,760	3,000,000
Acquisition of Supreme	2,258,400	2,438,400
Financial Services	6,315,229	6,449,880
Bridge Loan	3,000,000	-
Other	2,053,810	157,950
Total	20,174,246	17,084,652
Loans Payable, current portion	18,835,964	12,868,796

Loans Payable, less current portion	$1,338,282	$4,215,856

The Company has loans payable- long term portion, payable in 2011, 2012 and 2013 of $173,239, $692,956 and $472,087 respectively.

CCB - The amount represents borrowings from a financial institution and accrues interest at 6.11%.  The borrowing matures on April 30, 2011.

Rural Cooperative Secured C – On June 21, 2010, the Company entered into a short term borrowing agreement with the Rural Credit Cooperative, which carries interest at the annual rate of 7.9%. The loan is secured by a guarantee company.  The guarantee company charges a fee at 1.57% per annum on the loan.

Industrial & Commercial Bank  – On July 7, 2010, the Company entered into a 2 year revolving loan facility agreement with Industrial and Commercial Bank of China (“ICBC”), which carries an interest rate of 85% of the rate stipulated by the People’s Bank of China. Under the terms of the loan facility, usage of the funds is limited to the purchase of certain inventory items. ICBC charged a commission fee of $33,293. The Company pledged buildings, construction in progress and land use rights with a carrying value of $2,749,484 as collateral for the revolving loan facility.

Reverse Acquisition of GPB - The amounts represent notes issued in connection with the acquisition of Green Planet Bioengineering Limited.  There were two notes issued, one for $445,613 which matured on July 22, 2010 and one for $534,736 which matures on July 22, 2011.

 Acquisition of TFS - The amount represents the cash consideration due in connection with the acquisition of Trade Finance Solutions, Inc.  Payment is due based on the achievement of certain milestones.

Acquisition of Supreme - The amounts represent notes issued in connection with the acquisition of Supreme Discovery Group Limited.  There were four notes issued.   One for $180,000 which matured on May 10, 2010 (paid in full January 2010), one for $557,280 which matured on September 22, 2010, one for $1,020,000 which matures on November 10, 2010,  and one for $681,120 which matured on September 22, 2011.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

These assets are non-derivatives financial assets resulting in cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand.  We make cash advances under these financing facility agreements which are usually secured by the assignment of proceeds of accounts receivable which usually collect within 90 day cycles from the date of the advance.   Management generally, holds the loans until maturity or payoff and values them at their outstanding principal adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans. Our loans are collateralized as follows: (a) accounts receivable financing agreements are collateralized by the assignment of the proceeds of trade receivables; (b) purchase order financing agreements are collateralized by the assignment of the assets being purchased or the proceeds of the sale once such assets are sold; further all of our financing agreements are secured by credit insurance.

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

Our FIN business unit has been successfully engaged in such financing activities for over 4 years.  During that time we have engaged in transactions with approximately 120 counterparties aggregating $21.5 million in lending.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Sanming Hujian Bio-Engineering, Co., Ltd.
In July 2004, the Company acquired land use rights to construct its main operating and production facilities for $1,122,557.   The land use rights expire in 2054.   The Company recognizes $22,879 in expense annually as amortization of its land use rights.   As of September 30, 2010, the Company has pledged its land use rights as collateral for the revolving loan facility agreement with Industrial and Commercial Bank of China.

Jianou Lujian Foodstuff, Co.
In January 2004, the Company acquired land use rights to construct its main operating and production facilities for $138,647.   The land use rights expire in 2054.   The Company recognizes the expense annually in the amount of $2,826 as amortization of its land use rights.   The Company has pledged its land use rights as collateral according to a loan agreement with the Jianou Sub-Branch of China Construction Bank.

13.	Other Assets

Other assets consist of the following:

	September 30,	December 31
	2010	2009
Land Lease Rights
Green Planet (CHE)	$10,398,471	$9,502,044
UGTI (OP)	8,957,764	5,567,031
Restricted Cash (Note 9)	665,860	388.227
Other	177,970	176,136

Total Other Assets	$20,200,065	$15,633,438

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Forestry Bureau of Sanming City
In July 2009 the Company entered into 2 land use agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations.  The agreement provides for payments every five years of $9,083,184 and will expire in 2039.   As part of this agreement, the Company was required to prepay the first five year leasing period of $9,052,419 which includes an initial nonrefundable deposit of $1,845,289, which can be offset against the rental of the last year of the last leasing period.  Accordingly, the Company recognized the lease expense in its reported operating expenses for the period ended, September 2010 reflecting the amortization of these land use agreements and recognized $1,673,609 of lease expense.

In April 2010, the Company entered into a land leasing agreement with Sanming Sanyuan Forestry Bureau.  According to the agreement, the Company acquired the rights to a 30 year lease to the carcandra cultivation base located in Sanming Sanyuan Louyuan Hills.  In return, every three years the Company will pay the Forestry Bureau $1,769,520 as rent.  In addition the Company was required to make a deposit of $589,840, which will be netted off against rent of the last year of the leasing period.

The Company has the following commitments under the agreements:

Year	Commitment	Amortization
2010	$-	$1,673,609
2011	-	2,400,649
2012	-	2,400,649
2013	1,769,520	2,400,649
2014	9,142,520	2,400,649
Thereafter	48,278,404	59,258,276
Total	59,190,444	70,534,481

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The Company contributed $89,147 and $55,922 for the nine months ended September 30, 2010 and 2009, respectively.

15.	Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

	Quarter ended September 30
	2010	2009

Proceeds paid to an entity whose director is a shareholder	$17,278	2,638

Interest expense	-	-

	September 30, 2010	December 31, 2009

Demand loans with no interest and recorded within loans payable	$532,500	157,950

Amount due to shareholder	116,794	-

Loan to subsidiaries	2,000,000	300,000

The above loans from shareholders are associated with a $3.0 million line of credit established February 2, 2010, by the Chairman of the Company and a company owned by the CEO of the Company, to provide working capital to the Company. The Chairman and CEO, respectively, partly funded the loans under the facility from third party borrowings and pledged 486,500 of their individually owned shares of the Company’s common stock as a guarantee to the third parties providing the financing.

The Company provided a $2 million loan to two subsidiaries in the amounts of $0.3 million and $1.7 million respectively, for general corporate and working capital purposes. The loans carry an interest rate of 10% per annum. As of September 1, 2010, the Company waived all future interest on the loan.

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

16.	Capital Stock

The Company is authorized to issue 100,000,000 common shares with a par value of $0.001.  Each common share entitles the holder to one vote.

During the nine months ending September 30, 2010, the Company had the following capital transactions:
1.	issued 10,000 shares of preferred stock as consideration for guarantee of bridge loan financing.
2.	issued 5,160 common shares for directors’ compensation.
3.	Issued 1,600 of common shares for services rendered.
4.	Repurchased 3,600 common shares
5.	Issued 260,000 shares of common stock in purchase of additional minority interest in subsidiary.
6.	Issued 81,000 shares of common stock for dilution adjustment
7.	Issued 16,000 shares to an investor
8.	Issued 4,001 shares as adjustment of earlier transactions

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

17.	Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at September 30, 2010 and activity during the period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	339,200	$25.00		$349,376

Issued	114,733	30.40		-

Exercised	—	—

Forfeited	(98,733)	30.35

Outstanding at September 30, 2010	355,200	$26.10	3.0	$349,376

Exercisable at September 30, 2010	—	$0.00	3.0	$—

The following information applies to warrants outstanding and exercisable at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$25.00	355,200	3	$25.00	—	$—
$25.06 –$30.00	98,733	5	$30.40	—	$—

	453,933	3	$26.10	—	$—

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

During the nine months ended September 30, 2010, the Company issued the following warrants:

Bridge Loan –
For the nine months ended September 30, 2010, the Company issued warrants to purchase 493,664 shares in connection with a bridge loan financing transaction.  Effective June 30, 2010 the bridge loan was modified to reflect an extension of the loan maturity date, cancellation of the loan convertible option and cancellation of warrants associated with the loan.

The Company issued warrants to purchase 16,000 common shares to an individual investor.  The fair value of the warrants was determined by the Black-Scholes valuation model. The warrants were subject to certain “lock-up and leak out” provisions and expire on the fifth anniversary of the issuance date.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the period through September 30, 2010 the Company’s expected volatility is based on actual fluctuations in its share prices. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the nine months ended September 30, 2010, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions.

	For the nine months ended
	September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected price volatility	17.0%	30%
Risk free interest rate	1.00%	1.35%
Expected life of options in years	5	3.9

18.   Stock Based Compensation

During the nine months ended September30, 2010, we recognized total non-cash stock-based compensation of $36,244.  All stock option expenses are booked to general and administrative expenses.

We issued 500,000 options on September 1, 2009 to three  management personnel of the Company and recorded an expense of $16,489 for the three months ended March 31, 2010.  Of these options, 20% vest six months from issue date (with $16.25 exercise price) with 40% each vesting on the first and second anniversary of the issue date ($17.50 and $18.75 exercise price, respectively).  The options expire on September 1, 2014.   The aggregate fair value of the options granted was $23,035 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $3.36 at grant date, risk-free interest rate of 2.33%, volatility of 40%, nil expected dividends and expected life of 5 years. Additionally, we issued 34,000 options to two management personnel which vest on the completion of future milestones.  The options have an exercise price of $15.00 and expire three years after achieving milestones.

As of September 30, 2010, the above options issued to various management personnel were cancelled.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

We also issued 15,000 options to five non-employee directors and 500 options to a consultant on January 12, 2010 and recorded an expense of $36,244 for the nine months ended September 30, 2010.   The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $30.45.  The aggregate fair value of the options granted was $43,973 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $30.45 at grant date, risk-free interest rate of 2.5%, average volatility of 12%, nil expected dividends and expected life of 2 years.

The Option activity during the nine months ended September 30, 2010 is as follows:

		Number of Options

		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January 1,		forfeited/	September 30,
Month of grant	price	2010	Exercised	cancelled	2010

September 2009	$16.25 - $18.25	500,000		(500,000)	-
September 2009	$3.00	34,000		(34,000)	-
December 2009	$30.00	500			500
January 2010	$30.45	-	-	15,000	15,000

		534,500	-	(519,000)	15,500

19.   Statutory Reserve

The Company’s income is distributable to its shareholders after transfer to statutory reserves as required under relevant PRC laws and regulations and the Company’s articles of association.  As stipulated by the relevant laws and regulations in the PRC, the Company is required to maintain a statutory surplus reserve fund which is non-distributable.  Appropriation to such reserves is made out of net profit after taxation of the statutory financial statements of the Company as a proportion of income after taxation of 10%.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

20.  Taxation

Income Tax

United States
The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of September 30, 2010 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations
.
BVI
Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC
The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the six month period ended September 30, 2010 and 2009.

The components of the provision for income taxes are:-

	September 30,	December 31,
	2010	2009

Current taxes - PRC	$2,131,015	$1,904,353
Deferred taxes	83,615	122,956

	$2,214,710	$2,027,309

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Deferred tax liabilities as of September 30, 2010 and December 31, 2009 composed of the following:

	As of
	September, 30	December, 31
The PRC	2010	2009
Current deferred tax liabilities:

Decelerated amortization of intangible assets	$(4,479)	$(4,395)

Provision of expenses	(77,299)	(134,673)

Changes in capitalized rental expenses	127,392	109,876

	$45,614	$(29,192)

Non-current deferred tax liabilities:

Accelerated amortization of intangible assets	$(19,035)	$(18,679)

Provision of expenses	(29,360)	(28,802)

Cost to be adjusted due to tax exemption	164, 226	148,581

	$115,831	$101,100

21.  Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Company.  As of September 30, 2010, no material claims were outstanding.

22.  Segmented Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Accordingly, in accordance with ASC Topic 280-10 “Segment Reporting”, the Company’s operations comprises of three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, China and the United States.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

22.           Segmented Information - continued

The following represents the segmented information based on geographical distribution as at September 30:

For the nine months ended September 30, 2010	Asia	North America(1)	Total
Sales	$27,954,038	$9,393,156	$37,347,194
Cost of sales	15,494,042	7,793,066	23,287,108
Gross profit	12,459,996	1,600,090	14,060,086
Operating expenses	2,434,898	1,080,373	3,515,271
Operating profit	10,025,098	519,717	10,544,815

Corporate expenses, including amortization)			958,350
Interest/other expense			1,117,547

Income before income taxes and non-controlling interest			$8,468,918

Assets at September 30, 2010	$54,298,263	$15,990,757	$70,289,020

(1) North America segment includes $583,830 of interest income classified as Revenue and $629,364 of interest expense classified as Cost of sales.

For the nine months ended September 30, 2009	Asia	North America	Total
Sales	$8,212,803	$412,372	$8,625,175
Cost of sales	3,586,130	323,524	3,909,654
Gross profit	4,626,673	88,848	4,715,521
Operating expenses	1,038,775	(31,104)	1,007,671
Operating profit	3,587,898	119,952	3,707,850

Corporate expenses, including amortization)			235,124
Interest/other expense			48,511
Income before income taxes and non-controlling interest			$3,424,215

Assets at September 30, 2009	$37,370,385	$5,212,501	$42,582,886

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

22.           Segmented Information - continued

The following represents the segmented information based on operating segments as of September 30;

For the nine months ended September 30, 2010	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (1) (FIN)	Corporate		Total
Sales	$13,332,565	$14,621,473	$9,393,156	$	- - -	$37,347,194
Cost of sales	6,628,612	8,865,430	7,793,066		- - -	23,287,108
Gross profit	6,703,953	5,756,043	1,600,090		- - -	14,060,086
Operating expenses	1,867,584	567,314	1,080,373		- - -	3,515,271
Operating profit	4,836,369	5,188,729	519,717		- - -	10,544,815

Corporate expenses, including amortization)						958,350
Interest/other expense						1,117,547
Income before income taxes and non-controlling interest						$8,468,918

Assets at September 30, 2010	$29,154,394	$25,143,869	$10,170,411		$5,820,346	$70,289,020

(1) Financing segment includes $583,830 of interest income classified as Revenue and $629,364 of interest expense classified as Cost of sales.

For the nine months ended September 30, 2009	Chemical and Herbal Extracts (CHE)	Organic Products (OP)	Financing (FIN)	Corporate		Total
Sales	$7,929,710	$283,093	$412,372	$	- - -	$8,625,175
Cost of sales	3,419,354	166,776	323,524		- - -	3,909,654
Gross profit	4,510,356	116,317	88,848		- - -	4,715,521
Operating expenses	1,027,464	11,311	(31,104)		- - -	1,007,671
Operating profit	3,482,892	105,006	119,952		- - -	3,707,850

Corporate expenses, including amortization)						235,124
Interest/other expense						48,511
Income before income tax and non-controlling interest						3,424,215

Assets at September 30, 2009	$20,510,756	$16,859,629	$5,074,917		$137,584	$42,582,886

During the quarter ended September 30, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

In exchange for these modifications, the Company agreed to issue a new warrant for the same number of shares as the old warrant (493,664 shares), upon closing an equity offering provided the offering occurs prior to the maturity date of the loan.  Should an equity offering not occur prior to the maturity date of the  amended maturity date, the obligation to issue the new warrant expires.  In that case, the Company agrees to make a $600,000  cash payment (‘Cancellation Premium”) of which $300,000 is due upon expiration of the six-month anniversary of the latest amended maturity date and $300,000 is due upon expiration of the six-month anniversary of the latest amended maturity date.

Terms of the new warrant, should it be issued, call for a five year maturity, and specify a strike price of 65% of the offer price.  The warrant will also provide for a “ratchet provision” adjusts the strike price to be equal to any lower price offered in a future equity offer during its life. The Company has calculated the fair value of the warrant and determined that it does not exceed the cancellation premium of $600,000.  Accordingly, the Company has recorded a $600,000 liability.

24    Subsequent Events

NONE

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

ONE Bio, Corp., is an award winning, innovative bio-engineering company that utilizes green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products. We are focused on capitalizing on the rapidly growing markets of the Asia-Pacific region. Our key products include Solanesol, widely recognized CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. Our growth plan targets an aggressive acquisition driven strategy supported by organic growth of our operating units. Through ONE Bio, smaller private companies that we acquire are provided access to capital, experienced management and strategic insight. We strive to build synergies among all of our subsidiaries. We work with each subsidiary to promote organic and acquisition driven growth. We are committed to becoming a leader in bioengineering utilizing green processes, combining our experience in producing our chemical and herbal extract products with seasoned North American managerial expertise. Our operations are currently focused on the Asia-Pacific Region which currently generates approximately 75% of our revenue.
Immediately following the acquisition of a majority equity interest in the Company by Abacus Global Investments, Corp. (“Abacus”) on June 4, 2009, the Company changed its business purpose, direction and strategy as outlined above.

We are headquartered in Aventura, Florida; however, our primary contractually controlled operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of China.

Historic Overview

Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name of Contracted Services, Inc.

On May 29, 2009 Belmont Partners, LLC (“Belmont”) acquired three million seven hundred fifty thousand (3,750,000) shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of the Company’s common stock.  The transaction closed on June 2, 2009, resulting in Belmont’s control of approximately 92.25% of the Company’s outstanding capital stock.

On June 4, 2009, Abacus Global Investments, Corp. (“Abacus”) acquired all three million seven hundred fifty thousand (3,750,000) shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of the Company’s common stock (representing 92.25% of the Company’s issued and outstanding stock) which was owned by Belmont.  The transaction closed on June 9, 2009, resulting in Abacus controlling 92.25% of the Company’s outstanding capital stock.  Additionally, on June 9, 2009 Marius Silvasan was appointed as a director and as the interim President of the Company.

On June 9, 2009, the Company changed to ONE HOLDINGS, CORP. (“ONE”). The Company also changed its registered address on the same day.

Upon Abacus’ acquisition of majority control of the Company and following the name change to ONE, Abacus changed the Company’s business focus to its current strategy.

On July 22, 2009, the ONE acquired from certain shareholders (“GP Shareholders”) of Green Planet Bioengineering Co., Ltd., a Delaware corporation (“Green Planet”) 80% of the issued and outstanding shares of common stock of Green Planet. The Company also acquired 5,101 shares of Green Planet preferred stock which provides the Company the right to vote 1,000 votes on all matters submitted for a shareholder vote. The preferred stock is convertible into 1,000 shares of Green Planet common stock.  The Company acquired the Green Planet preferred stock in consideration for the issuance by the Company to Green Planet of 200,962 shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of the Company’s common stock.  As part of this transaction, Green Planet and the GP Shareholders deposited into an Escrow account thirty-five percent (35%) of the Company’s shares issued to Green Planet and the GP Shareholders, in the event Green Planet failed to meet certain EBITDA based performance measures through 2010.  To date Green Planet has met its performance measures. Green Planet and the GP Shareholders are also subject to a lockup and leak out period and has one piggy-back registration right as further defined in the Green Planet Preferred and Common Stock Purchase Agreements.  As a result of the Green Planet transactions, the Company has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion or the Green Planet preferred stock into common stock, the Company owns approximately 83% of Green Planet’s shares.  Green Planet in turn owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a wholly foreign-owned enterprise (“WFOE”), that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), the primary operating company in the Chemical and Herbal Extracts (“CHE”) division.  Consequently, the Company effectively controls the business and operations of Green Planet, FuJian Green Planet Bioengineering Co., Ltd. and Sanming Huajian Bio-Engineering Co., Ltd.

On September 3, 2009, ONE acquired from the shareholders of Trade Finance Solutions (“collectively referred to as “TFS Shareholders”) 3,990 shares representing 99.75% of the outstanding common shares of Trade Finance Solutions Inc. (“TFS”). For the TFS shares each TFS Shareholder is to receive shares of the Registrant’s common stock and cash payments as per the Share Purchase Agreement with the TFS Shareholders (“TFS SPA”). The cash component of the purchase price will be calculated on an earn-out basis based on TFS’ monthly EBIT (earnings before interest and taxes) beginning with the measuring period as defined in the TFS SPA with a purchase price not to exceed $6,000,000. In addition to the cash portion of the purchase price, the TFS Shareholders shall receive 1 share of ONE common stock (adjusted for forward or reverse splits following the closing) for every $25 in EBIT achieved during the measuring period (“TFS Stock Compensation”) subject to a maximum TFS Stock Compensation of 240,000  shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of Registrant’s common stock. The TFS Shareholders are subject to a lockup and leak out period as further defined in the TFS SPA. Upon the purchase of the TFS Common Shares from the TFS Shareholders, Registrant has become the majority shareholder of TFS. TFS provides balance sheet financing solutions for domestic and international credit-worthy customers including accounts receivable, purchase order financing, fulfillment services and factoring or invoice discounting. The TFS acquisition is strategic to the Company beyond the direct and immediate financial contribution TFS will bring to sales and net income because it will provide the Company the ability to use TFS as an internal financing arm ready, able and dedicated to fund and facilitate the growth of the Company’s core bioengineering business.

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

Pursuant to the Supreme Agreement, at the closing, the Supreme Shareholders sold, transferred and assigned 100% of the outstanding common stock of Supreme to the Company’s wholly-owned subsidiary UGTI in exchange for (i) cash, (ii) 688,000 shares of the Company’s common stock (adjusted for the 1 for 5 stock splits of November 2009 and August 2010), and (iii) 20% of the issued and outstanding shares of common stock of UGTI.  The Company thereby acquired through UGTI ownership of all of the outstanding stock of Supreme which owns 100% ownership of JLF WFOE. As part of this transaction the Supreme Shareholders deposited into an Escrow thirty-five percent (35%) of the Company’s shares issued to them and in the event UGTI’s EBITDA for fiscal year 2010 is less than UGTI’s EBITDA for fiscal 2009, the number of shares of the Company’s stock issued to Supreme Shareholders shall be proportionately reduced as provided for in the Supreme Agreement. Supreme Shareholders are also subject to a lockup and leak out period and have one piggy-back registration right as further defined in the Agreement. JLF is an award winning green-technology bioengineering company that specializes in the production of organic products and fertilizers based on bamboo. JLF holds bamboo land contracts in Fujian Province, one of China’s largest bamboo growing areas.  JLF is the third largest bamboo producer in China and is the first bamboo company in China to gain food safety certification from China (HACCP), Japan (JAS) and Europe (ESFA). JLF was also the first company in China to formulate a “zero-to-zero” process starting from cultivation to distribution including the development of organic fertilizers from bamboo skins to eliminate waste.

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

On April 14, 2010, the Company entered into a Share Purchase Agreement with Min Zhao (our director and president of our CHE business unit) (the “Selling Shareholder”) (the “Selling Shareholder SPA”), pursuant to which, among other things we acquired from the Selling Shareholder 1,632,150 shares of common stock of Green Planet owned by the Selling Shareholder in consideration for 260,000 shares (adjusted for the 1 for 5 stock splits of August 2010) of our restricted common stock.  The number of shares of our common stock issuable to the Selling Shareholder is subject to adjustment as set forth in the Selling Shareholder SPA.  As part of this transaction, the Selling Shareholder agreed to a lock-up and leak-out period as further defined in this agreement.  At the same time, we received from a certain Green Planet shareholder 1,216,184 shares of common stock of Green Planet.  As a consequence of these transactions, we now own 92.5% of the outstanding common stock of Green Planet.

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
(iii)
Green Planet returned to us the 200,962 shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010) of our common stock that we issued to Green Planet pursuant to the Amended and Restated GP Preferred Stock Agreement.

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

On September 14, 2010 FINRA advised the Company that they would process the Company’s 1 for 5 reverse stock split previously disclosed in the Company’s July 27, 2010, Definitive Information Statement on Schedule 14 (c), relating to an amendment to the Company’s articles of incorporation to: (i) reduce the number of authorized shares of common stock from 150,000,000 shares to 30,000,000 shares: and (ii) effecting a 1 for 5 reverse split of the Company’s common stock.

Subsequent to the filing and effectiveness of above referenced amendment to the Company’s articles of incorporation, the Company then filed on August 30, 2010 another amendment to its Articles of Incorporation also previously disclosed in the Company’s July 27, 2010, Definitive Information Statement on Schedule 14 (c) pursuant to which the number of authorized shares of common stock was increased from 30,000,000 shares to 100,000,000.

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

Presently, our contractually controlled PRC operating entity, JLF, operates production lines to produce both 18L boiled bamboo shoot cans and boiled vegetable cans. The production capacity in 2008 reached 20,000 tons, an annual output value of RMB 120,000,000. This includes the production of 50 kinds of products, such as 18L boiled bamboo shoot cans, boiled bamboo shoot cans with vacuum packing, boiled mixed vegetables, boiled seasoned vegetables and Kamameshi (a Japanese rice dish), with a quality rating that meets national and international standards. The boiled bamboo shoots and mixed vegetables account for the majority of the products sold with approximately 80% of all products sold domestically and approximately 20% exported to other countries such as Japan, Southeast Asia, Europe and North America.

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

TFS conducts a thorough review and due diligence examination of potential borrowers and the respective borrower’s customers before the particular transaction is approved. An analysis of each individual transaction also takes place through TFS’ credit approval process, in order to ensure that all parties in the transaction receive value, and that TFS will be re-paid according to the terms agreed to in the particular transaction. Security for the financing includes a first lien position on the receivables and assets of the client (UCC, PPSA), personal guaranty and credit insurance. In addition, 100% of TFS’ financing transactions are credit insured with large, multinational insurance companies. In a typical financing transaction, a letter of credit will be utilized to provide all parties with the protections on agreed to delivery, quality and timelines. TFS’ clients are primarily small and medium size businesses registered and/or located in the United States and Canada, which export their products internationally. Through TFS we also offer purchase order financing to third-party clients that purchase products from our CHE business unit and our OP business unit to assist in the collection process, and expedite cash flow and debt repayment.

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

Results of Operations and Financial Condition

As a result of the reverse acquisition transaction with Green Planet BioEngineering, Ltd. (“GPB”) (“CHE”), discussed elsewhere in this interim report, although legally GPB was acquired by ONE, for accounting and financial reporting purposes, GPB was considered the accounting acquirer and therefore ONE is considered to be a continuation of GPB.  Our two other acquisitions that occurred in September 2009, Trade Finance Solutions (“TFS”) (‘FIN”) and United Green Technology, Inc. (“UGTI”) (“OP”) were accounted for as purchases. Accordingly, the information reported in our interim consolidated financial statements and in the following discussion and analysis of our operating results for the three and six months ended September 30, 2010 compared to the corresponding periods in 2009, include the operating results of GPB for the periods presented consolidated with the operating results of TFS and UGTI from their acquisition dates which are September 2, 2009 and September 27, 2009 respectively. As a result, the comparative numbers for September 30, 2009 include GPB’s performance year to date along with TFS and UGTI from their acquisition date.  GPB, TFS and UGTI’s operating units are CHE, the Financing unit, and the OP unit, respectively.

Three Months Ended September 30, 2010 (“Q310-QTR”) versus September 30, 2009 (Q309-QTR”)

Operating Revenues

The Company generated $13.5 million of revenues from operations for Q310-QTR compared to $4.2 million for Q309-QTR, an increase of $9.3 million or 225%. The increase in revenue is primarily the result of our acquisitions and organic growth strategies.

Approximately $7.9 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s 2009 acquisition of approximately $3.2 million for the FIN business unit and $4.7 million for the OP business unit.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, revenues for Q309-QTR are from our CHE business unit and Finance.

Approximately $1.4 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has started to contribute to the increase in sales. We continue to experience an increase in demand for our product portfolio and have increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for Q310-QTR was $8.5 million compared to $2.1 million for Q309-QTR, resulting in an increase of $6.4 million or 310%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $5.6 million of the increase in cost of sales is due to the inclusion of costs from the Company’s 2009 acquisition of approximately $2.6 million for the FIN business unit and $2.8 million for the OP business unit. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for September  30, 2009 is only from the CHE unit and Finance.

Approximately $0.8 million of the increase in cost is primarily related to the CHE business as a result of higher revenues and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that our recent acquisitions (the FIN unit and OP unit) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for Q310-QTR was $5.0 million compared to $2.1 million for Q309-QTR, resulting in an increase of $2.9 million or 140%.  The increase in gross profit is primarily the result of our acquisition and organic growth strategies. Gross profit for September 30, 2009 is primarily from the CHE unit and Finance.

Approximately $2.4 million of the increase in gross profit is due to the inclusion of gross profit from our recently completed acquisitions of approximately $0.6 million for the FIN business unit and $1.9 million for the OP business unit. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than the CHE unit. The individual gross profit percentages of CHE, OP and the Financing unit for Q310-QTR are 51%, 40% and 17%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to our net income.

Approximately $0.6 million of the increase in gross profit is primarily a result of the CHE unit’s operating performance. Gross profit from the CHE unit’s operations for Q310-QTR was $2.5 million compared to $1.9 million for Q309-QTR, resulting in an increase of 37%.  Correspondingly, gross profit for the CHE unit’s as a percentage of revenues for Q310-QTR were 51% compared to 54% for Q309-QTR.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for Q310-QTR were $1.9 million as compared to $0.6 million for Q309-QTR. This represents an increase of $1.3 million or 216%. Operating expenses for the quarter ended September 30, 2009 consist of expenses primarily from the CHE unit since the acquisitions of the Finance and OP business units were made in the month of September 2009 Operating expenses for the CHE unit amounted to $0.8 million for Q310-QTR compared to $0.4 million for Q309-QTR. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The operating expenses for our CHE, FIN and OP business units individually amount to $0.8 million, $0.5 million and $0.3 million respectively. The main cost drivers for the company are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $73,248 and $0.1 million for the Q310-QTR and Q309-QTR, respectively. The decrease in R&D expenses is due to the development to broaden the product line which had higher cost in 2009 and will decrease as the products mature. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for Q310-QTR was $3.1 million versus $1.5 million for Q309-QTR which is an increase of $1.6 million or 110%. The CHE unit contributed $1.7 million of the increase for an organic growth of 12% over the prior year.  The OP and FIN units contributed $1.6 million and $0.1 million, respectively, for the Q310-QTR. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, FIN and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expenses

Financing expenses include interest expense on the Company’s various financial instruments. For Q310-QTR the Company recognized $9,316 in interest income from its various instruments. The Company’s interest and financing expenses for Q310-QTR amounted to $172,689. In addition, the Company recorded $231,871 for the period pertaining to other income and expense.

Income before Income Taxes and Non-controlling Interests

For Q310-QTR, income before income taxes and non-controlling interest was $2.7 million versus $1.4 million for Q309-QTR, which is an increase of $1.3 million or 89%. The increase is mainly due to the results of the additions of the FIN and OP units. These units contributed $0.1 million and $1.6 million, respectively for Q310-QTR. The income was reduced by expenses totaling $0.4 million in the corporate unit.

Provisions for Income Taxes

For Q310-QTR, provisions for income taxes were $0.7 million versus $0.4 million for Q309-QTR, which is an increase of $0.3 million or 79%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for Q309-QTR pertains only to the CHE unit.

Non-controlling Interest

For Q310-QTR, the non-controlling interest was $112,063 versus $203,257 for Q309-QTR.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the Financing unit and the OP unit.

Net Income Attributable to Company

Net income for Q310-QTR was $2.0 million compared to $1.1 million for Q309-QTR, which is an increase of $0.9 million or 92%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the FIN and OP units.

Nine Months Ended September 30, 2010 (“Q310-YTD”) versus September 30, 2009 (“Q309-YTD”)

Operating Revenues

The Company generated $37.3 million of revenues for Q310-YTD as compared to $8.6 million for Q309-YTD from operations or $28.7 million or 333%. The increase in revenue is primarily the result of our acquisitions and organic growth strategies.

Approximately $23.3 million of the increase in revenue is mainly due to the inclusion of revenues from the Company’s recently completed acquisition of approximately $9.0 million for the FIN business unit and approximately $14.3 million for the OP business unit for Q310-YTD.  The revenues from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September of 2009 and as a result, revenues for the nine months ending September  30, 2009 are primarily from our CHE business unit as both the Finance and OP business units were acquired in September..

Approximately $5.4 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE unit. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has not contributed significantly to the increase in sales. We continue to experience an increase in demand for our core product portfolio and have increased the number of customers compared to prior periods.

Cost of Sales

Cost of sales from operations for Q310-YTD was $23.3 million compared to $3.9 million for Q309-YTD, resulting in an increase of $19.4 million or 496%. The increase in cost of sales is primarily the result of the acquisition and organic growth strategies.

Approximately $16.2 million of the increase in cost of sales is due to the inclusion of costs from the Company’s recently completed acquisitions of approximately $7.5 million for the FIN unit and approximately $8.7 million OP unit. The cost of sales from these acquisitions are only included from the date of their respective acquisitions both of which occurred in September 2009 and as a result, cost of sales for Q309-YTD are primarily from the CHE unit.

Approximately $3.2 million of the increase in cost is primarily related to the higher revenues from the CHE unit and a shift in raw material product mix in its core product lines. Increases in raw material costs drove an overall decrease in gross profit as a percentage of revenues.

It is significant to note that our recent acquisitions (the FIN unit and OP unit) have higher costs of sale which result in lower margins but operate with reduced operating expenses when compared to the other operating businesses.

Gross Profit

Gross profit from operations for Q310-YTD was $14.1 million compared to $4.7 million for Q309-YTD, resulting in an increase of $9.4 million or 198%.  The increase in gross profit is primarily the result of our acquisition and organic growth strategies. Gross profit for Q309-YTD is primarily from the CHE unit and both the Finance and OP business units were acquired in September 2009.

Approximately $7.2 million of the increase in gross profit is due to the inclusion of gross profit from our recently completed acquisitions of the FIN and OP units, which contributed gross profit of approximately $1.6 million and $5.6 million, respectively, for Q310-YTD. The acquisitions were overall accretive however; these acquisitions had the effect of reducing the consolidated gross profit as a percentage of revenues. This reduction occurs because each acquired entity individually generates a lower gross profit percentage than the CHE unit. The individual gross profit percentages of CHE, OP and the Financing unit for Q310-YTD are 50%, 39% and 17%, respectively. While the recent acquisitions have lower gross margins, they also operate with lower expenses, which positively contribute to our net income.

Approximately $2.2 million of the increase in gross profit is primarily a result of the CHE unit’s operating performance. Gross profit from the CHE unit’s operations for Q310-YTD was $6.7 million compared to $4.5 million for Q309-YTD, resulting in an increase of 49%.  Correspondingly, gross profit for the CHE unit as a percentage of revenues for Q310-YTD was 50% compared to 57% for Q309-YTD.  As previously discussed, the decrease is a result of increased raw material costs and the introduction of new products that are not currently produced in economic quantities.  Secondarily, we have not yet been able to pass along all of our production cost increases to our customers in the form of price increases.

Operating Expenses

Operating expenses for the Q310-YTD were $4.4 million as compared to $1.2 million for Q309-YTD. This represents an increase of $3.2 million or 260%. Operating expenses for Q309-YTD consist primarily of expenses from the CHE unit since the acquisitions of the Finance and OP business units were made in September of 2009. Operating expenses for the CHE unit amounted to $1.9 million for the Q310-YTD compared to $1.0 million for Q309-YTD. Operating expenses are comprised of general and administrative expenses, research and development and sales and marketing expenses. The increase is due to our investment in selling and marketing expenses due to efforts to expand both the product line and distribution network. The operating expenses for our CHE, FIN and OP business units individually amount to $1.9 million, $1.1 million and $0.6 million, respectively. The main cost drivers for the company, besides advertising and trade show costs, are personnel cost, travel costs, management cost, accounting and audit fees. Research and development (R&D) expenses totaled $0.18 million and $0.2 million for Q310-YTD and Q309-YTD, respectively. The decrease in R&D expenses is due to the development to broaden the product line which had higher cost in 2009 and will decrease as the products mature. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income

Operating income for the Q310-YTD was $9.6 million versus $3.5 million for Q309-YTD which is an increase of $6.1 million or 176%. The CHE unit contributed $4.8 million of the increase for a 39% organic growth over the prior year.  The OP and FIN units contributed $5.2 million and $0.5 million respectively, for Q310-YTD. We continue to focus on the execution of our business plan and with the completed acquisitions of the CHE, FIN and OP business units, the Company is positioned for continued organic growth among all product lines and subsidiaries.

Financing and Other Income/Expenses

Financing expenses include interest expense on the Company’s various financial instruments. For Q310-YTD the Company recognized $21,935 in interest income from its various instruments. The Company’s interest and financing expenses for Q310-YTD amounted to $0.5 million. In addition, the Company recorded $0.6 million for the period in other income and expense.

Income before Income Taxes and Non-controlling Interests

For Q310-YTD, income before income taxes and non-controlling interest was $6.2 million versus $2.5 million for Q309-YTD, which is an increase of $3.7 million or 149%. The increase is mainly due to the results of the additions of the FIN unit and OP unit. These units contributed $0.3 million and $5.1 million, respectively for Q310-YTD. The income was reduced by expenses totaling $1.6 million in the corporate unit. However, $0.4 million of these expenses consists of non-cash transactions since these pertain to stock compensation and amortization of loan fees.

Provisions for Income Taxes

For Q310-YTD, provisions for income taxes were $2.2 million versus $0.9 million for Q309-YTD, which is an increase of $1.3 million or 143%. The increase is associated with the recent acquisitions completed in September 2009. The tax provision for Q309-YTD pertains primarily to the CHE unit.

Non-controlling Interest

For Q310-YTD, the non-controlling interest was $0.35 million versus $0.44 million for Q309-YTD.  The non-controlling interest was created by ONE acquiring less than 100% interest in CHE, the FIN unit, and the OP unit.

Net Income Attributable to Company

Net income for Q310-YTD was $5.9 million compared to $2.1 million for Q309-YTD, which is an increase of $3.8 million or 185%. The increase was attributable to the organic growth of the CHE unit and the acquisitions of the FIN and OP units.

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

The Company had working capital of $9.8 million as of September 30, 2010.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the nine months ended September 30, 2010 and 2009, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product lines will require substantial capital which we may not be able to satisfy solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the nine months ended September 30, 2010 compared to September 30, 2009” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $15.6 million or 28.7% to $70.3 million as of September 30, 2010 from $54.7 million as of December 31, 2009 primarily as a result of a net increase in current assets.  (See cash flows from operating activities below for further discussion.)

An aggregate amount of $5.9 million was paid to obtain land lease rights which reflected the net increase in long lived assets.

The changes in current assets and specifically cash are more fully discussed as follows:

Cash Flows for the Nine Months Ended September 30, 2010 (“Q310-YTD”)  compared to September 30, 2009 (“Q309-YTD”)

Cash Flows from Operating Activities

Operating activities provided net cash of $6.7 million (Q310-YTD) as compared to $(0.2) million (Q309-YTD).  A major component of net cash provided by operations was net earnings of $6.3 million (Q310-YTD) and $2.1 million (Q309-YTD).  Certain non-cash operating activities such as amortization, depreciation and share based compensation totaling $2.2 million (Q310-YTD) and $0.2 million (Q309-YTD) also contributed to net cash provided by operating activities. Of the $6.2 million in net earnings for Q310-YTD, our CHE unit generated $3.6 million and our OP unit generated $3.8 million net off against corporate expenses of $1.2 million. Our net earnings during Q310-YTD of $6.2 million represented a $4.2 million or 202% increase in our organic growth over Q309-YTD.  Our acquired OP business unit was fully contributing to our operational performance for Q310-YTD.

Net cash provided by operations was also impacted by changes in our net working capital which decreased $1.7 million (Q310-YT) as compared to $2.9 million (Q309-YTD).  On a consolidated basis, the more significant changes in working capital components during Q310-YTD are as follows:
●
a $5.1 million increase in accounts receivable used cash.  Our continuing CHE business unit provided $0.6 million in cash from a decrease in trade receivables resulting from successful collections.  Our acquired OP and FIN business units used $5.7 million in cash resulting from increased receivables associated with expanding sales;

●
a $2.5 million increase in inventory used cash.  Our continuing CHE business unit used $1.5million primarily to increase inventory to meet the increase in demand.  Our acquired OP business unit used $1.0 million in cash to advance new products and meet anticipated demand.

●
a $4.0 million increase in accounts payable and accrued liabilities provided cash.  Our continuing CHE business unit and acquired OP business unit provided $1.2 million by securing increased credit lines from our suppliers to support increased inventory.  Our acquired FIN business unit provided $2.8 million in cash by increasing the financing supplied by its vendors in order to fund their business increases.

Cash Flows used in Investing Activities

Our investing activities used $7.6 million in net cash during Q310-YTD as compared to $2.2 million in net cash used during Q309-YTD. Net cash used comprised the following significant items:
●	$5.7 million in cash was used for deposits on plantation base leases.
●	$0.6 million in cash was used to increase other assets, a portion of it restricted cash.
●	we purchased $1.3 million in additional equipment to expand our capacity in both the CHE and OP business units.

Cash Flows from Financing Activities

Our financing activities provided net cash of $3.8 million during Q310-YTD.  The net cash provided comprised the following significant items:

●	$3 million in proceeds from a bridge loan executed by our corporate headquarters.
●	$3.9 million in proceeds from bank loans
●	$(3.5) million in repayments of bank loans.
●	$0.4 million in proceeds from shareholder loans.

Capital Stock and Debt Financing at September 30, 2010

Repurchase of Common Shares

During Q310-YTD the Company repurchased 16,000 shares of its common stock from its executives in accordance with the executive compensation agreement.  The agreement calls for the repurchase of shares from the executives in lieu of compensation. The Company paid $80,000 or $5.00 per share.

Issuance of Common Shares for Services

During Q310-YTD the Company issued 5,160 shares of its common stock to the independent directors valued at $41,900.  These shares were issued as compensation to the directors as per the director agreements. Additionally, the Company issued 1,600 shares of its common stock for consulting services.  The Company paid a total of $55,500 for services in the nine ended September 30, 2010.

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

Exchange Rates	9/30/2010	12/31/2009
Fiscal period/year end RMB: US$ exchange rate	6.70	6.83
Average period/yearly RMB: US$ exchange rate	6.78	6.83

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

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

In September 2010, the FASB issued Accounting Standard Update No. 2010-25 (ASU No. 2010-25) “Defined Contribution Pension Plans” (Topic 962).  ASU No. 2010-25 clarifies how loans to participants should be classified and measured by defined contribution pension benefits.  The amendments in ASU No. 2010-25 affect any defined contribution pension plan that allows participant loans.  The amendments in ASU No. 2010-25 require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  ASU No. 2010-25 is effective for fiscal years ending after December 15, 2010 and should be applied retrospectively to all prior periods presented.  Early adoption is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective and noted a material weakness (see management’s report on internal control over financial reporting), and have implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2010 and as reported in the 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at September 30, 2010 there was a material weakness and concluded that the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

1. Form 8-K filed on August 27, 2010 announcing the filing with the Security and Exchange Commission of a request to withdraw its registration statement for a proposed secondary offering of shares of its common stock that were originally to be issuable to certain lenders upon the conversion of certain debentures and the exercise of certain warrants issued to said lenders.

2.  Form 8-K filed on September 14, 2010 announcing that FINRA has advised the Company that they would process the Company’s 1 for 5 reverse stock split previously disclosed in the Company’s July 27, 2010, Definitive Information Statement on Schedule 14 (c ), relating to an amendment to the Company’s articles of incorporation to: (i) reduce the number of authorized shares of common stock from 150,000,000 shares to 30,000,000 shares: and (ii) effecting a 1 for 5 reverse split of the Company’s common stock.

Subsequent to the filing and effectiveness of above referenced amendment to the Company’s articles of incorporation, the Company then filed on August 30, 2010 another amendment to its Articles of Incorporation also previously disclosed in the Company’s July 27, 2010, Definitive Information Statement on Schedule 14 (c) pursuant to which the number of authorized shares of common stock was increased from 30,000,000 shares to 100,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November, 2010.

ONE Bio, CORP.

Date: November 10, 2010	By: /s/	Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: November 10, 2010	By: /s/	Cris Neely
Cris Neely
Chief Financial Officer