Form 10-K/A
period 2010-12-31
ONE Bio, Corp.
filed 2011-04-21
CIK 1372267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of common stock outstanding as of March 15, 2011 was 6,725,862.

EXPLANATORY NOTE		1

PART III

Item 11.	Executive Compensation
2
Item 15.	Exhibits and Financial Statement Schedules
2
SIGNATURES
3
EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No.1) is being filed by ONE Bio, Corp. (“the Company”) to reflect a certain revision to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 31, 2011 (the “Original Annual Report”). This Amendment No.1 is intended to clarify the certain item in our Form 10-K as follows:

(1)  Updated Item 11    Executive Compensation

1

PART III

Item 11.    Executive Compensation

The following is a summary of the compensation paid by ONE Bio, Corp to its Chief Executive Officer’s for the years ended December 31, 2010 and December 31, 2009. None of our current executive officers were employees of the Company during the year ended December 31, 2008. The Company’s sole executive officers during the year ended December 31, 2008, were the Company’s President and CFO John L. Corn and the Company’s Secretary Susan E. Corn. During the year ended December 31, 2008, the only compensation paid by the Company to its executive officers was $32,000 paid to John L. Corn.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	All other Compensation	Total

Michael Weingarten	2010	$120,000	$––	$––	$––	$––	$––	$120,000
Chairman	2009	$80,000	$––	$––	$––	$––	$––	$80,000

Marius Silvasan	2010	$120,000	$––	$––	$––	$––	$––	$120,000
CEO and President	2009	$80,000	$––	$––	$––	$––	$––	$80,000

Cris Neely	2010	$182,000	$––	$––	$––	$––	$––	$182,000
CFO	2009	$40,000	$––	$––	$––	$––	$––	$40,000

John Com (1)	2008	$––	$––	$––	$––	$––	$32,000	$32,000
CEO
Contracted Services, Inc

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

Item 15.        Exhibits and Financial Statement Schedules

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of April, 2011.

ONE Bio, CORP.

By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

3