Form 10-Q
period 2011-03-31
ONE Bio, Corp.
filed 2011-05-16
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2011

Commission file number 333-136643

ONE BIO, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W Country Club Drive, Suite 100, Aventura, Florida 33180
(Address of Principal Executive Offices) (Zip Code)

(877) 544-2288
(Registrant's Telephone Number, Including Area Code)

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

Large Accelerated Filer	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No  ☑

The number of shares of common stock outstanding as of May 11, 2011 was 6,953,232.

i

 INTERIM FINANCIAL STATEMENTS

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011.

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

ii

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

One Bio, Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US dollars)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$8,739,314	$10,674,986
Receivables, net	15,791,964	18,009,266
Inventory	9,298,866	4,505,207
Loans Receivable	2,593,620	2,044,038
Other receivables and prepaid expenses	8,385,426	4,526,953

Total current assets	44,809,190	39,760,450
Property, plant and equipment, net	9,702,323	8,873,632
Land use rights	1,120,256	1,116,216
Goodwill	1,661,483	1,596,569
Intangible assets	807,461	823,668
Deposits for acquisition of intangible assets	603,044	355,425
Other Assets	15,482,505	17,559,545
Deferred taxes	46,894	20,040

TOTAL ASSETS	$74,233,156	$70,105,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$4,157,032	$4,455,552
Other payables and accrued liabilities	3,435,914	3,064,653
Loans payable- current portion	21,299,229	19,122,823
Deferred revenues	65,648	65,035
Deferred taxes	264,782	215,589

Total current liabilities	29,222,605	26,923,652
Loans payable	1,607,575	592,198

TOTAL LIABILITIES	30,830,180	27,515,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share
Authorized : 10,000,000 shares
Issued and outstanding : 10,000 shares
at March 31, 2011 and December 31, 2010	10	10
Common stock : par value $0.001 per share
Authorized : 100,000,000 shares
Issued and outstanding : 6,725,862 shares at
March 31, 2011 and 6,696,417 at December 31, 2010	6,726	6,696
Additional paid-in capital	14,927,843	17,003,622
Statutory reserve	3,484,793	3,484,793
Accumulated other comprehensive income	5,339,041	4,863,975
Retained earnings	19,459,412	17,059,191

	43,217,825	42,418,287
Common stock held in treasury: 90,800 shares	(91)	-
Subscriptions receivable	(349,845)	(324,440)

Total shareholders' equity of the company	42,867,889	42,093,847
Non-Controlling Interest	535,087	495,848

TOTAL EQUITY	43,402,976	42,589,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,233,156	$70,105,545

See Notes to Consolidated Financial Statements

One Bio, Corp.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US dollars)

	Three Months ended March 31,
	2011	2010

Revenues	$12,080,252	$11,162,507
Cost of sales	6,308,406	7,054,796

Gross profits	5,771,846	4,107,711

Operating expenses
General and administrative expenses	1,619,283	1,116,844
Research and development expenses	137,549	60,388
Selling and marketing expenses	289,889	37,637

	2,046,721	1,214,869

Income from operations	3,725,125	2,892,842
Interest and financing expense	(320,447)	(199,109)
Interest income	16,450	3,838
Other income(expense)	29,806	(164,129)

Income before income taxes	3,450,934	2,533,442
Provision for income taxes	(1,016,145)	(702,515)

Net income	2,434,789	1,830,927

Net income attributable to
non-controlling interest	(34,568)	(193,855)

Net income attributable to
Company	$2,400,221	$1,637,072

Earnings per share
- Basic	$0.36	$0.28

- Diluted	$0.34	$0.24

Weighted average number of shares outstanding :
- Basic	6,720,065	5,834,406

- Diluted	7,150,098	6,701,543

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$2,434,789	$1,830,927
Other comprehensive income
Unrealized foreign currency gain (loss)	475,065	(129,861)

Comprehensive income	2,909,854	1,701,066
Comprehensive income attributable to
noncontrolling interest	(39,377)	(193,855)

Comprehensive income attributable to the Company	$2,870,477	$1,507,211

See Notes to Consolidated Financial Statements

One Bio, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US dollars)

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities
Net Income	$2,434,789	$1,830,927
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation	180,159	107,177
Amortization of intangible assets	23,966	26,296
Amortization of land use rights	6,473	6,215
Amortization of lease prepayments	823,945	449,625
Deferred taxes	21,180	109,346
Issuance of warrants	84,378	-
Share-based compensation	-	55,501
Stock option expense	-	29,656
Changes in operating assets and liabilities:
Receivables, net	2,120,085	(452,336)
Other receivables and prepaid expenses	(2,036,628)	(1,684,235)
Inventory	(4,793,659)	(2,817,575)
Other assets	(504,140)	(105,604)
Accounts payable	42,159	1,402,866
Other payables and accrued liabiilities	301,879	-
Amount due to a related party	-	(50,152)
Income tax payable	56,580

Net cash flows used by operating activities	(1,238,834)	(1,092,293)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(927,284)	(228,107)
Investment in intangible assets	(244,271)	-
Loan receivables	(549,582)	1,747,275

Net cash flows (used) provided by investing activities	(1,721,137)	1,519,168

Cash flows from financing activities
Proceeds from bridge loan	-	3,000,000
Proceeds of bank loans	1,081,508	586,023
Repayment of bridge loan	(100,000)	-
Repurchase and cancellation of common shares	-	(80,000)
Repayments of bank loans	(374,314)	(342,327)
Repayment of notes payable	-	(180,000)
Advances from stockholders	309,500	-

Net cash flows provided by financing activities	916,694	2,983,696

Effect of foreign currency translation	107,605	(129,808)

Net (decrease) increase in cash and cash equivalents	(1,935,672)	3,280,763
Cash and cash equivalents - beginning of period	10,674,986	4,928,968

Cash and cash equivalents - end of period	$8,739,314	$8,209,731

Supplemental disclosures for cash flow information:
Cash paid for interest	$265,493	$104,917
Cash paid for Income taxes	$966,653	$1,089,849

Supplemental disclosures of noncash transactions:
Adjustment of goodwill arising from change
in TFS contingent purchase price	$64,914	$-
Repurchase of common shares	$2,270,000	$-
Issuance of warrants on convertible notes	$-	$621,363

See Notes to Consolidated Financial Statements

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

1. Organization

Description of the Business
One Bio, Corp. (formerly ONE Holdings, Corp), (formerly Contracted Services, Inc.) (“ONE” and/or the “Company”) was incorporated June 30, 2000 in the State of Florida as Contracted Services, Inc. and changed its name to ONE Holdings, Corp. on June 9, 2009 and subsequently on November 16, 2009 changed its name to ONE Bio, Corp.  ONE and its subsidiaries (collectively the “Corporation” or “Company”) are utilizing green processes to produce raw chemicals and herbal extracts, natural supplements and organic products. The Corporation is focused on the Asia Pacific region and the United States of America. The Corporation’s key products include widely recognized Solanesol, CoQ10, Resveratrol, Ganoderma Tea, 5-HTP, organic fertilizers and organic bamboo health food and beverages.

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011. Certain prior period balances have been reclassified to conform to current period’s presentation.

Basis of Consolidation
ONE’s consolidated financial statements include the accounts of all of its majority owned subsidiaries and the accounts of its variable interest entities (“VIE”), of which ONE is the primary beneficiary.  All intercompany balances and transactions have been eliminated on consolidation.  The functional currency of ONE’s foreign subsidiaries is in the United States Dollar, Canadian Dollar and Chinese Renminbi (“Rmb”).

Cash and Cash Equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Cash and cash equivalents located in the People’s Republic of China (“PRC”) were denominated in Rmb and were placed with financial institutions in the PRC. Typically, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. .  In order to improve the accessibility of our cash on a global scale, we have begun a process of transferring certain assets and processes previously centered in our PRC based VIE entities to our wholly foreign owned enterprises (“WFOE”) entities.  PRC regulations permit WFOE’s to remit funds out of the PRC once all financial reporting requirements in PRC have been complied with.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011
2. Summary of Significant Accounting Policies - continued

Loans Receivables
These assets are non-derivatives financial assets resulting in cash advances by the lender to a borrower under financing facility agreements that mature on a specific date or dates, usually less than one year or on demand. Each cash advance is typically secured by the assignment of proceeds of the borrower’s accounts receivables which usually collect within 90 day cycles from the date of the advance. These assets are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated loans, less any provision for impairment. Due to the short term nature of the individual advances, their carrying value approximates fair value.   Management believes there is no impairment nor were there any write-offs or allowances for loan losses recorded as of March 31, 2011.

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

Inventory
Inventory is stated at the lower of cost and current market value. Costs include the cost of purchase and processing, and other costs. Inventory is stated at cost upon acquisition. The cost of inventory is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventory is recognized as a provision for diminution in the value of inventory.

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

Land Use Rights
Land use rights represent the purchased rights to use land granted by PRC land authorities.  Depending on the PRC land authority, the land use rights can be conveyed in the form of a prepaid lease or a use agreement.  Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight line method over the terms of the agreement which range over a term of 30 to 50 years obtained from the relevant PRC land authorities.

Intangible Assets
Intangible assets consist mainly of proprietary technology and software. The intangible assets are amortized using straight-line method over the life of the assets.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

2. Summary of Significant Accounting Policies - continued

Impairment of Long-lived Assets
In accordance with ASC Topic 360 formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2011 and March 31, 2010.

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

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the periods reported.  Actual results could differ from those estimates.  Significant items that require estimates are allowance for doubtful debts, goodwill, deferred tax assets, stock-based compensation, deferred tax liabilities, depreciation, and amortization of the Corporation’s assets.

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

Foreign Currency Translation
In accordance with ASC Topic 830 formerly SFAS No.52, “Foreign Currency Translation”, the financial statements of subsidiaries of the Company are measured using local currency (Canadian Dollar and Chinese Renminbi) as the functional currency.  Assets and liabilities have been translated at period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of shareholders’ equity accumulated in other comprehensive income.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

2. Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments
The Company estimates the fair value of its financial instruments based on current interest rates, quoted market values or the current price of financial instruments with similar terms. Unless otherwise disclosed herein, the carrying value of financial instruments, especially those with current maturities such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their fair values.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

2. Summary of Significant Accounting Policies – continued

Recent Changes in Accounting Standards

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3. Receivables, net

	March 31, 2011	December 31, 2010

Accounts receivable	$15,863,058	$18,079,696
Allowances for doubtful accounts	(71,094)	(70,430)

Accounts receivable, net	$15,791,964	$18,009,266

4. Inventory

Raw material	$1,046,556	$232,928
Packaging material	450,854	90,616
Work in progress	7,616,499	3,815,837
Finished goods	184,957	365,826

	$9,298,866	$4,505,207

5. Loans Receivable

The bulk of our notes receivable are generated through the operations of our financing business unit.  That unit’s primary business activity involves providing creative financing solutions including purchase order financing, fulfillment services and factoring or invoice discounting to commercial enterprises.  Accordingly, the financing business unit documents its financing activities through a series of notes issued by its customers.  These notes are issued at market rates, based on the creditworthiness of the customer and mature based on the project and the nature of the underlying collateral.  The notes are typically secured by credit insurance and by the assignment of various forms of collateral, such as the proceeds of assigned trade receivables or issued invoices

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

6. Property, Plant and Equipment

	March 31, 2011	December 31, 2010

Buildings and structural components	$3,710,715	$3,676,087
Machinery	1,962,699	1,941,389
Office equipment and furniture	380,410	439,484
Vehicles	220,713	218,654
Leasehold improvement	2,040,505	1,960,756

	8,315,042	8,236,370
Less: Accumulated depreciation	(1,756,808)	(1,561,851)

	6,558,234	6,674,519
Construction in progress	3,144,089	2,199,113

	$9,702,323	$8,873,632

As of March 31, 2011, the Company has pledged buildings with a carrying value of $1.87 million as collateral for the revolving loan facility with Industrial & Commercial Bank and $1.15 million as collateral for the short term loan (secured B) facility with China Construction Bank.

The Company has a capital commitment of $7.07 million to complete the construction in progress as of March 31, 2011.

During the periods, depreciation is included in:

	For the Periods Ended March 31,
	2011	2010

Cost of sales	$69,592	$66,182
Administrative, selling and R&D expenses	88,967	35,595

7. Land Use Rights

	March 31, 2011	December 31, 2010

Cost	$1,314,288	$1,302,024
Less: Accumulated Amortization	(194,032)	(185,808)

	$1,120,256	$1,116,216

The Company has estimated amortization expense for the five succeeding 12 months periods of $26,286 for each period.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

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

Sanming Huajian Bio-Engineering, Co., Ltd.
In July 2004, the Company acquired land use rights to construct its main operating and production facilities. The land use rights expire in 2054.   The Company has pledged its land use rights as collateral according to a short term borrowing agreement with the Industrial & Commercial Bank.

Jianou Lujian Foodstuff, Co.
In January 2004, the Company acquired land use rights to construct its main operating and production facilities. The land use rights expire in 2054. The Company has pledged its land use rights as collateral according to a loan agreement with the China Construction Bank.

8. Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of TFS.

Balance at December 31, 2010	$1,596,569
Adjustment of contingent purchase price	64,914

Balance at March 31, 2011	$1,661,483

Future adjustments to prior acquisitions may be required primarily due to adjustments to plans formulated in accordance with the ASC Topic 805.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

9. Intangible Assets

The following is a summary of the Company’s intangible assets:

	March 31, 2011	December 31, 2010

Technology	$1,139,601	$1,128,966
Software	3,313	3,282

	1,142,914	1,132,248
Less: Accumulated amortization	(335,453)	(308,580)

	$807,461	$823,668

The estimated amortization expense for intangible assets for the next 12 months is $95,639 and the four succeeding 12 months periods is $95,418.

10. Other Assets

Other assets consist the following:

Land Lease Rights
Forest Bureau of Sanming City	$7,558,662	$7,952,448
Sanming Sanyuan Forest Bureau	1,832,033	1,966,182
Jianyang Jiuru Liuyun Tea Co., Ltd	610,678	604,979
Yushan Town (Harvest Rights)	8,957,586	9,074,685
Restricted Cash (Note 11)	1,349,598	845,458
Other	38,708	37,995

	20,347,265	20,481,747
Less: Land Lease Rights, current portion	4,864,760	2,922,202

Total Other Assets	$15,482,505	$17,559,545

The estimated land lease rights amortization and commitment for the five succeeding 12 months’ periods and thereafter are as follows:

Period	Amortization	Commitment

1st succeeding period	$4,969,592	$2,152,638
2nd succeeding period	4,859,093	2,221,340
3rd succeeding period	4,859,093	4,053,373
4th succeeding period	4,828,559	11,686,845
5th succeeding period	4,401,085	1,610,663
Thereafter	77,349,922	60,869,487

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The estimated headquarters sub-lease and workshops lease amortization and commitment for the five succeeding 12 months’ periods are as follows:

Period	Amortization	Commitment

1st succeeding period	$158,546	$155,622
2nd succeeding period	158,546	159,924
3rd succeeding period	97,574	100,809
4th succeeding period	12,214	12,214
5th succeeding period	12,214	12,214

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

Sanming Sanyuan Forestry Bureau
In April 2010, the Company entered into a land leasing agreement with Sanming Sanyuan Forestry Bureau.  According to the agreement, the Company acquired the rights to a 30 year lease to the sarcandra cultivation base located in Sanming Sanyuan Louyuan Hills.  In return, every three years the Company is required to pay the Forestry Bureau prepaid rent.  The Company was also required to pay a deposit which will be set off against rent for the last year of the leasing period.

Jianyang Jiuru Liuyun Tea Co, Ltd
In November 2010, the Company entered into a 5 year lease agreement with Jianyang Jiuru Liuyun Tea Co, Ltd effective December 1, 2010 in the Changping Village, Masha County, Jianyang City. According to the agreement, the Company will pay the lease rental payments yearly and a non-refundable deposit upon execution of the agreement. The deposit will be set off against the rental for the last 6 months of the leasing period.

Yushan Town (harvest rights)
In 2007 the Company entered into 2 land leasing agreements with Jixi Village and Linkou Village, Yushan Town for exclusive harvest rights to the bamboo shoots and bamboo grown in the plantations based in the two villages, which are essential botanical raw materials used to support the UGTI operations.  The agreement provides for annual payments on an accelerated schedule which will expire in 2037. As part of this agreement, UGTI was required to make an initial nonrefundable deposit which offset against the rental of the last 10 years of the leasing period.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

11. Restricted Cash

One of the Company’s operating subsidiaries in the PRC has established a credit facility with a local lender denominated in Rmb.  The facility was partially guaranteed by the Rural Credit Cooperatives Cooperation of Jianou City.  The credit facility provides that the Company deposit 50% of the total credit applied into an Escrow Account as further guaranty against default.  The cash on deposit but restricted as to access is as follows:

	March 31, 2011	December 31, 2010

Deposit against credit facility	$1,145,021	$680,601
Deposit against forward foreign exchange contracts	204,577	164,857

	$1,349,598	$845,458

12. Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

	March 31, 2011	December 31, 2010

Description of Borrowings:
China Construction Bank	$1,526,694	$1,512,447
Rural Credit Cooperative of Jianou	2,442,711	1,361,203
Rural Credit Corporation, Secured C	610,678	604,979
Industrial and Commercial Bank	1,832,033	1,814,937
Reverse Acquisition of GPB	980,349	980,349
Acquisition of TFS	1,026,825	974,750
Acquisition of Supreme	1,238,400	1,238,400
Financial Services	6,880,466	7,254,780
Bridge Loan, net	2,815,623	3,000,000
Notes Payable	2,270,000	-
Other	1,283,025	973,176

Total	22,906,804	19,715,021
Loans payable, current portion	21,299,229	19,122,823

Loans payable, less current portion	$1,607,575	$592,198

The Company has long term loans payable for the two succeeding 12 months periods of $349,250 and $328,325 respectively, and $930,000 after five years.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

China Construction Bank - The amount represents a short term loan and accrues interest at 115% of the rate quoted by the People’s Bank of China. The loan is secured by land use rights with a carrying value of $106,948 and buildings with a carrying value of $1.15 million. The loan matures on April 30, 2011. As of the date of this Report on Form 10-Q, the loan was fully repaid on April 19, 2011.

Rural Credit Cooperative of Jianou – The amount represents three short term loans maturing in April 2011, July 2011 and September 2011. The term loans are provided at a blended discount rate of 3.8% per annum. The loans are secured through a guarantee deposit of $1.15 million with the financial institution. As of the date of this Report on Form 10-Q, the loan maturing in April 2011 was fully repaid on April 19, 2011.

Rural Credit Cooperative, Secured C – On June 21, 2010, the Company entered into a one year short term loan agreement with Rural Credit Cooperative, which carries interest at the annual rate of 7.965%. The loan is secured by a guarantee company.  In return, the Company provided a counter guarantee of $122,136 to the guarantee company. The guarantee company charged a fee of $9,292 per annum.

Industrial & Commercial Bank  – On July 7, 2010, the Company entered into a 2 year revolving loan facility agreement with Industrial and Commercial Bank of China (“ICBC”), which carries an interest rate of 85% of the rate stipulated by the People’s Bank of China. Under the terms of the loan facility, usage of the funds is limited to the purchase of certain inventory items. ICBC charged a commission fee of $33,293. The Company pledged land use rights with a carrying value of $919,441, buildings and construction in progress with a carrying value of $1.87 million as collateral for the revolving loan facility.

Reverse Acquisition of GPB - The amounts represent notes issued in connection with the acquisition of Green Planet Bioengineering Co Limited.  There were two notes issued, one for $445,613 which maturity date was extended to June 1, 2011, and one for $534,736 which matures on July 22, 2011.

Acquisition of TFS - The amount represents the contingent cash consideration due in connection with the acquisition of Trade Finance Solutions, Inc.  Payment is due based on the achievement of certain milestones.

Acquisition of Supreme - The amounts represent two notes issued in connection with the acquisition of Supreme Discovery Group Limited.  One for $557,280 which maturity was extended to June 1, 2011, and another for $681,120 which matures on September 22, 2011.

Financial Services - Our Financial services business units borrows money from various individual private lenders at prevailing rates, which was 12% for instruments issued as of March 31, 2011.  These borrowings are collateralized by a first lien on the receivables of Trade Finance and mature in one year.  Interest and principal is due at maturity.

Bridge Loan, net – The amount represents the borrowings from various lenders with an interest rate of 8% per annum which matured on October 11, 2010 net off against loan discount from issuance of warrants. The loan was further extended to January 10, 2011. Effective January 31, 2011, the Company entered into an additional loan extension agreement with the lenders to April 1, 2011 with an option to further extend to May 1, 2010 and June 1, 2011.

Notes Payable – The amounts are payable for repurchase of the Company’s shares of common stock. Payment of the notes is due upon the achievement of certain milestones and interest is accrued at 6% per annum.

Other - The amounts are payable to shareholders and related parties.  The amounts are interest-free, unsecured and payable on demand.

13. Defined Contribution Plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at the prevailing stipulated rates based on the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.

The Company contributed $33,017 and $38,156 for the three months ended March 31, 2011 and 2010, respectively.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

14. Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Corporation as are transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	For the Periods Ended March 31,
	2011	2010

Repurchase of 16,000 common shares	$-	$80,000
Proceeds paid to an entity whose director is also a director of the Company	1,513	4,711

	March 31, 2011	December 31, 2010

Demand loans with no interest and recorded within loans payable	$1,242,000	$932,500
Debentures issued by a subsidiary	875,000	875,000
Amount due to shareholders	41,025	40,676
Bonuses due and recorded within other payables	250,000	-
Repurchase of shares of common stock and recorded within loans payable	2,270,000	-

The above demand loans are associated with a $3.0 million line of credit established February 2, 2010, by the Chairman of the Company and an entity owned by the CEO of the Company, to provide working capital to the Company. The Chairman and The CEO, respectively, partly funded the loans under the facility from third party borrowings and pledged 486,500 of their individually owned shares of the Company’s common stock as a guarantee to the third parties providing the financing.

The above debentures were issued by a subsidiary to the Chairman of the Company and to an officer of the subsidiary for loans provided to the subsidiary. The loans are collateralized by a first lien on the receivables of the subsidiary and matures in 1 year. Interest is payable at 12% per annum and due at maturity.

The bonuses are payable according to the terms of the respective employment agreements after achieving certain milestones as stipulated in the agreements. Similarly, the repurchase of shares of common stock are made in accordance with the employment agreements and are payable when the same milestones are achieved together with an interest payment at 6% per annum.

The above transactions are in the normal course of operations and have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

15. Capital Stock

The Company is authorized to issue 100 million shares of Common Stock with a par value of $0.001.  Each share of Common Stock entitles the holder to one vote.

During the quarter ended March 31, 2011, the Company issued a total of 29,445 shares to investors.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

16. Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at March 31, 2011 and activity during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2011	355,200	$25.68	3.7	$427,412
Issued	60,000	$3.75	5.0	$168,755
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2011	415,200	$22.51	3.9	$596,167

Exercisable at March 31, 2011	415,200	$22.51	3.9	$596,167

The following information applies to warrants outstanding and exercisable at March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price

$3.75	60,000	5.0	$3.75	60,000	$3.75
$20.05-$25.00	331,200	3.7	$25.00	331,200	$25.00
$25.05-$35.00	24,000	3.9	$35.00	24,000	$35.00

	415,200			415,200

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

During the quarter ended March 31, 2011, the Company issued the following warrants:

Bridge Loan – For the quarter ended March 31, 2011, the Company issued warrants to purchase 60,000 shares in connection with a bridge loan financing transaction.  Effective January 31, 2011 the bridge loan was modified to reflect an extension of the loan maturity date, cancellation of the loan convertible option and cancellation of warrants associated with the loan.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the period through March 31, 2011, the Company’s expected volatility is based on actual fluctuations in the share prices of similar companies in its peer group. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the quarter ended March 31, 2011, the fair value of each warrant grant was estimated on the date of grant using the following weighted-average assumptions:

	For the Periods Ended March 31,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected price volatility	30.0%	9.7%
Risk free interest rate	1.5%	1.35%
Expected life of warrants in years	2.5	5

17. Stock Based Compensation

During the three months ended March 31, 2011, we did not recognize any non-cash stock-based compensation.

We issued 500,000 options on September 1, 2009 to three  management personnel of the Company and recorded an expense of $16,489 for the three months ended March 31, 2010.  Of these options, 20% vest six months from issue date (with $3.25 exercise price) with 40% each vesting on the first and second anniversary of the issue date ($3.50 and $3.75 exercise price, respectively).  The options expire on September 1, 2014.   The aggregate fair value of the options granted was $23,035 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $3.36 at grant date,  risk-free interest rate of 2.33%, volatility of 40%, nil expected dividends and expected life of 5 years. Additionally, we issued 34,000 options to two management personnel which vest on the completion of future milestones.  The options have an exercise price of $3.00 and expire 3 years after achieving milestones.

The above options issued to various management personnel were cancelled as of September 30, 2010.

We also issued 15,000 options to five non-employee directors on January 12, 2010 and recorded an expense of $13,167 for the three months ended March 31, 2010.   The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $30.45.  The aggregate fair value of the options granted was $45,640 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $30.45 at grant date,  risk-free interest rate of 2.49%, volatility of 17.95%, nil expected dividends and expected life of 2 years.

The Option activity during the quarter ended March 31, 2011 is as follows:

	Number of Options
		Outstanding		Granted/	Outstanding
	Exercise	as of January 1,		forfeited/	as of March 31,
Month of grant	price	2011	Exercised	cancelled	2011

January 2010	$30.00	500	-	-	500
January 2010	$30.45	15,000	-	-	15,000

		15,500	-	-	15,500

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

18. Statutory Reserve

The Company’s income is distributable to its shareholders after transfer to statutory reserves as required under relevant PRC laws and regulations and the Company’s articles of association.  As stipulated by the relevant laws and regulations in the PRC, the Company is required to maintain a statutory surplus reserve fund which is non-distributable.  Appropriation to such reserves is set aside from the net profit after taxation of the respective PRC entity yearly of 10%.

The statutory surplus reserve fund can be used to make up prior year losses, if any, and can be applied for conversion into capital by means of capitalization issue.  The appropriation may cease to apply if the balance of the fund has reached 50% of the relevant PRC entity’s registered capital.

19. Taxation

Income Tax

United States
The Company is subject to the United States of America Tax law at tax rate of approximately 40%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of March 31, 2011  as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, Jianou Lujian Foodstuff and Fujian United Bamboo, which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the period ended March 31, 2011 and 2010.

The components of the provision for income tax are:

	For the Periods Ended March 31,
	2011	2010

Current taxes – PRC	$995,222	$592,441
Deferred taxes	20,923	110,074

	$1,016,145	$702,515

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

Deferred tax assets (liabilities) as of March 31, 2011 and December 31, 2010 comprise the following:

	March 31, 2011	December 31, 2010

The PRC
Current deferred tax (liabilities) assets:
Decelerated amortization of intangible assets	$4,580	$4,537
Provision of expenses	23,516	49,224
Changes in capitalized rental expenses	(138,041)	(115,958)
Expenses adjusted due to tax exemption	(154,837)	(153,392)

	$(264,782)	$(215,589)

Non-current deferred tax assets:
Accelerated amortization of intangible assets	$20,229	$20,040
Provision of expenses	26,665	-
Rental expenses capitalized in inventory	-	-

	$46,894	$20,040

The following table reconciles the Group’s effective tax rates:

	For the Periods Ended March 31,
	2011	2010

PRC income taxes	25%	25%
Local income tax adjustment	1.8%	2.7%
Effective income tax rates	26.8%	27.7%

20.  Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Company.  As of March 31, 2011, no material claims were outstanding.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

21.  Segmented Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s executive management for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Accordingly, in accordance with ASC Topic 280-10 “Segment Reporting”, the Company’s operations comprises three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, PRC and the United States.

The following represents the segmented information based on geographical distribution:

		North
For the Quarter Ended March 31, 2011	Asia	America (1)	Total

Revenues	$11,208,253	$871,999	$12,080,252
Cost of sales	5,858,831	449,575	6,308,406

Gross profit	5,349,422	422,424	5,771,846
Operating expenses	1,108,383	297,692	1,406,075

Operating profit	$4,241,039	$124,732	4,365,771

Corporate expenses,
including amortization			640,646
Interest/Other expenses			274,191

Income before income taxes
and non-controlling interest			$3,450,934

Assets at March 31, 2011	$64,021,796	$10,211,360	$74,233,156

(1) North America segment includes $160,838 of interest income classified as Sales and $239,566 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

		North
For the Quarter Ended March 31, 2010	Asia	America (2)	Total

Revenues	$7,710,678	$3,451,829	$11,162,507
Cost of sales	4,088,204	2,966,592	7,054,796

Gross profit	3,622,474	485,237	4,107,711
Operating expenses	555,890	284,431	840,321

Operating profit	$3,066,584	$200,806	3,267,390

Corporate expenses
including amortization			534,839
Interest/Other expenses			199,109

Income before income taxes
and non-controlling interest			$2,533,442

Assets at March 31, 2010	$46,849,173	$14,638,521	$61,487,694

(2) Financing segment includes $223,265 of interest income classified as Sales and $237,595 of interest expense classified as Cost of sales.

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

FIN – Our Fin business unit was acquired to support our international expansion by handling the logistics, fulfillment and financing for the group’s sales out PRC. FIN provides balance sheet financing solutions and mitigates the group’s international credit exposure by insuring all international receivables through A-rated third party insurance providers.  This business unit is organized under TFS.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

The following represents the segmented information based on operating segments:

	Chemical
	and Herbal	Organic
For the Quarter Ended March 31, 2011	Extracts	Products	Financing (1)
	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$5,131,901	$6,076,352	$871,999	$-	$12,080,252
Cost of sales	2,261,651	3,597,180	449,575	-	6,308,406

Gross profit	2,870,250	2,479,172	422,424	-	5,771,846
Operating expenses	739,096	369,287	297,692	-	1,406,075

Operating profit	$2,131,154	$2,109,885	$124,732	$-	4,365,771

Corporate expenses,
including amortization					640,646
Interest/Other expenses					274,191

Income before income
taxes and non-
controlling interest					$3,450,934

Assets at March 31, 2011	$33,695,535	$30,317,643	$7,535,956	$2,684,022	$74,233,156

(1) Financing segment includes $160,838 of interest income classified as Sales; and $239,566 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

	Chemical
	and Herbal	Organic
For the Quarter Ended March 31, 2010	Extracts	Products	Financing (2)
	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$3,259,429	$4,451,249	$3,451,829	$-	$11,162,507
Cost of sales	1,469,280	2,618,924	2,966,592	-	7,054,796

Gross profit	1,790,149	1,832,325	485,237	-	4,107,711
Operating expenses (income)	556,498	(608)	284,431	-	840,321

Operating profit	$1,233,651	$1,832,933	$200,806	$-	3,267,390

Corporate expenses,
including amortization					534,839
Interest/Other expenses					199,109

Income before income
taxes and non-
controlling interest					$2,533,442

Assets at March 31,2010	$24,745,938	$22,103,235	$12,829,964	$1,808,557	$61,487,694

(2) Financing segment includes $223,265 of interest income classified as Sales and $237,595 of interest expense classified as Cost of sales.

During the periods ended March 31, 2011 and March 31, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

22.  Subsequent Events

On April 8, 2011, a subsidiary of the Company entered into a land purchase agreement with the County Government of Nanya, Jianou, to acquire a piece of land approximately 49.4 acres in Nanya County for $3.66 million. The purchase price will be paid by instalments as follows:

(i)	30% upon signing agreement with the County Government;
(ii)	50% when the County Government enters into agreement with the local residents to vacate from the land; and
(iii)	20% upon delivery of the land.

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

We are headquartered in Aventura, FL, USA; however, our primary operating enterprises, Sanming and JLF are based in Sanming City and Jianou City, respectively, in the Fujian province of PRC.  Our key market is Asia-Pacific which currently generates approximately 93% of our revenue followed by North and South America that generates 7% of our revenue.

Historic Overview

On January 25, 2011 we filed with the Securities and Exchange Commission a request to withdraw our registration statement (“Registration Statement”) regarding a proposed offering of shares of its common stock as the Company does not intend to pursue the contemplated public offering at this time and believes the withdrawal to be consistent with the public interest and the protection of investors.

Effective as of January 31, 2011, we entered into a Third Loan Extension Agreement with UTA Capital and other investors (collectively the “Investors” or “Purchasers” and together with the Company the “Parties”), pursuant to which, among other things, the Maturity Dates of the Amended Notes we issued to the Investors were extended to: (a) April 1, 2011; (b) May 1, 2011, upon notice from us given not later than March 21, 2011; and (c) June 1, 2011, upon notice from us given not later than April 21, 2011 (each such date being the “Amended Maturity Date” to the extent we have elected to extend the Maturity Date to such date), provided as to each such extension that no Event of Default has occurred and is continuing under the Amended Notes.  Pursuant to the Third Loan Extension Agreement, the Investors agreed to replace with June 30, 2011, the Amended Maturity Date in Sections 3 and 4 of the New Warrants issuable to each of the Purchasers pursuant to the terms August Modification Agreement.  The Purchasers also agreed that we will no longer have any obligation to pay the Cancellation Premium to the Purchasers pursuant to Section 5 of the August Modification Agreement (except that we are obligated to pay the Cancellation Premium to one former Investor). In exchange for the Purchasers’ agreement to further extend the Maturity Date of the Amended Notes through the Amended Maturity Date, we agreed:  to pay an extension fee of $29,000; to issue to the Purchasers five (5) year Second Extension Warrants which entitle the Purchasers to purchase up to an aggregate of 90,000 shares of Common Stock at an initial exercise price of $3.00 per share; on April 2, 2011, if any of the Amended Notes are outstanding and not fully repaid by April 1, 2011, to pay a $72,500 fee, and issue to the Purchasers 58,000 shares of Common Stock for no additional consideration; on May 2, 2011, if any of the Amended Notes are outstanding and not fully repaid by May 1, 2011, to pay a $72,500 fee, and to issue to the Purchasers 58,000 shares of Common Stock for no additional consideration; and to cause one or more of our principal shareholders to deposit 300,000 shares of our Common Stock as additional Pledged Stock under the Stockholder Pledge and Security Agreement.   The Investors also agreed to convert $150,000 in principal amount under the Amended Notes into shares of common stock under the terms set forth in the Third Loan Extension Agreement.

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

Elevated Throne and our CHE operating division

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

Our internal financing business unit offers factoring or invoice discounting financing, where TFS, as factor, purchases the client’s credit insured receivables (i.e., invoices) for products or services satisfactorily rendered to creditworthy customers. By selling receivables to TFS, the client can generate cash almost immediately, instead of waiting the usual 30, 60, 90 days. TFS will verify, insure and control the transaction with the ultimate payer. TFS also offers purchase order financing (or “PO Funding”) which is a mechanism put in place to provide a short-term finance option to clients who have pre-sold finished goods and a requirement to pre-pay suppliers. All these PO Funding transactions are on a “per project” basis. Typically the client has a purchase order from a credit insured customer but does not have the cash resources to pay their supplier upfront. TFS typically requires that the client must have “pre-sold” the goods with strong profit margins. TFS utilizes letters of credit to purchase the goods from the supplier and protect all parties. Once the goods are accepted by the end customer, TFS then factors the invoice and pays off the purchase order facility. Through TFP International, a product line called Fulfillment Services is offered. It involves the goods being acquired by TFP on terms negotiated with both supplier and end-client. Here TFP has established credit insurance and marine cargo insurance policies. The customer provides the purchase order and sales contract to TFP, which completes the transaction and disburses the proceeds.

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

Results of Operations and Financial Condition

Elevated Throne and its subsidiaries (“ET” or “CHE”) were absorbed into ONE Bio as a direct subsidiary for consolidation effective second quarter fiscal 2010. Hence, the information reported in our condensed consolidated financial statements for the quarter ended March 31, 2011 is made on this basis as compared to the prior reporting period which consolidated ET via GPB. In the following discussion and analysis of our operating results, the change only impacts the reporting of the amounts at the non-controlling interest and net income attributable to the Company levels.

Three Months Ended March 31, 2011 (“Q111-QTR”) versus March 31, 2010 (Q110-QTR”)

Operating Revenues

The Company generated $12.1 million of revenues from operations for Q111-QTR compared to $11.2 million for Q110-QTR, an increase of $0.9 million or 8.2%. The increase in revenue is primarily the result of our business growth in the CHE and OP business units.

Approximately $1.9 million and $1.6 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE and OP business respectively. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has started to contribute to the increase in sales. We continue to experience an increase in demand for our product portfolio and have increased the number of customers compared to prior periods.

The increase is offset by the decrease of $2.6 million in the FIN business unit mainly as a result of the change in mix in its financial products portfolio of fee income and interest as compared to a greater mix of financial products under gross invoice value in the corresponding comparative period.

Cost of Sales

Cost of sales from operations for Q111-QTR was $6.3 million compared to $7.1 million for Q110-QTR, resulting in a decrease of $0.7 million or 10.6%. The decrease in cost of sales is primarily the result of lower revenue in the FIN business unit.

Approximately $2.5 million of the decrease in cost is primarily related to the FIN business unit. This is offset by an increase of $0.8 million and $1.0 million increase in the CHE and OP business units respectively. The increase is a result of higher revenues and a shift in raw material product mix in its core product lines.

Gross Profit

Gross profit from operations for Q111-QTR was $5.8 million compared to $4.1 million for Q110-QTR, resulting in an increase of $1.7 million or 40.5%.  The increase in gross profit is primarily the result of our business growth in the CHE and OP business units.

Approximately $1.1 million of the increase in gross profit is primarily a result of the CHE business unit’s improved operating performance. Gross profit from the CHE business unit’s operations for Q111-QTR was $2.9 million compared to $1.8 million for Q110-QTR, resulting in an increase of 60%.  Correspondingly, gross profit for the CHE business unit as a percentage of revenues for Q111-QTR was 56% compared to 55% for Q110-QTR.  The increase is a result of the introduction of new products coupled with existing products that are now produced in economic quantities.

The OP business unit recorded an increase of $0.6 million in gross profit as compared with the prior comparative period as a result of higher revenue while the gross profit margin remains relatively constant.

It is significant to note that the FIN business unit in this quarter has a higher gross profit margin as a result of a better mix of financial products earning fee income and interest despite recording lower revenue.

Operating Expenses

Operating expenses for Q111-QTR were $2.0 million as compared to $1.2 million for Q110-QTR. This represents an increase of $0.8 million or 68%.

Operating expenses comprise general and administrative expenses (“G&A”), research and development (“R&D”) and sales and marketing expenses. The operating expenses for our CHE, OP and FIN business units individually amount to $0.7 million, $0.4 million and $0.3 million respectively. Corporate expenses amounted to $0.6 million which included $0.25 million in bonuses payable in accordance with the respective employment agreements. The main cost drivers for G&A are personnel cost, travel costs, management cost, accounting and audit fees. R&D expenses totaled $138,000 and $60,000 for the Q111-QTR and Q110-QTR, respectively. The increase in R&D expenses is due to the development to broaden the product line and more efficient manufacturing processing. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income from Operations

Income from operations for Q111-QTR was $3.7 million versus $2.9 million for Q110-QTR which is an increase of $0.8 million or 29%. The CHE business unit contributed $0.9 million of the increase for an organic growth of 73% over the prior year.  The OP business unit contributed $0.3 million of the increase over the prior period or 15%. The operating income from the CHE and OP business units were offset by a slight decrease of $76,000 in the FIN business unit’s operating profit and increase in corporate expenses of $266,000.

Financing and Other Income/Expense

The Company’s interest and financing expenses for Q111-QTR amounted to $320,000 compared to $199,000 recorded in the prior period resulting in a increase of $121,000. The Company’s various financial instruments remained in place. For Q111-QTR the Company recognized $30,000 in other income.

Income before Income Taxes and Non-controlling Interests

For Q111-QTR, income before income taxes and non-controlling interest was $3.4 million versus $2.5 million for Q110-QTR, which is an increase of $0.9 million or 36%. The increase is mainly due to better operating results in the CHE and OP business units. Both these business units contributed $2.1 million each to the income before income taxes for Q111-QTR. The income was reduced by expenses totaling $0.8 million in corporate expenses.

Provisions for Income Taxes

For Q111-QTR, provisions for income taxes were $1.0 million versus $0.7 million for Q110-QTR, which is an increase of $0.3 million or 45%. The increase is associated with higher income reported in the CHE and OP business units.

Non-controlling Interest

For Q111-QTR, the non-controlling interest was $35,000 versus $194,000 for Q110-QTR.  The reduction in non-controlling interest was due by ONE consolidating the CHE business unit directly instead of via GPB in the prior reporting period.

Net Income Attributable to Company

Net income for Q111-QTR was $2.4 million compared to $1.6 million for Q110-QTR, which is an increase of $0.8 million or 46%. The increase was largely attributable to the higher net income reported in the CHE and OP business units.

Liquidity and Capital Resources

The Company has implemented a two pronged strategy, which is:

•	to encourage and support organic expansion within the enterprises it acquires and utilize synergies and economies of scale between the entities; and
•	to identify and acquire accretive acquisition targets.

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

The Company had working capital of $15.6 million as of March 31, 2011.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the three months ended March 31, 2011 and 2010, our growth strategy, which is initially focused on organically expanding our product lines and accretive acquisitions will require substantial capital which we may not be able to obtain solely through our operations.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the three months ended March 31, 2011 compared to March 31, 2010” section addresses our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $4.1 million or 6% to $74.2 million as of March 31, 2011 from $70.1 million as of December 31, 2010 primarily as a result of a net increase in current assets.  (See cash flows from operating activities below for further discussion.)

The changes in current assets and specifically cash are more fully discussed as follows:

Cash Flows for the Three Months Ended March 31, 2011 (“Q111-QTR”)  compared to March 31, 2010 (“Q110-QTR”)

Cash Flows from Operating Activities

Operating activities used net cash of $1.2 million (Q111-QTR) as compared to $1.1 million (Q110-QTR).  The net cash used of $1.2 million (Q111-QTR) is mainly attributed to cash flow used in inventory of $4.8 million and restricted cash set aside as guarantee for bank borrowings of $0.5 million offset by positive cash flow from net income of $2.4 million, certain non-cash operating activities of $1.2 million and $0.5 million from accounts payable/other payables and accrued liabilities/income tax payable.

To anticipate higher sales in the coming months, the Company build up inventory resulting in cash used of $4.8 million (Q111-QTR) as compared in the prior period of $2.8 million (Q110-QTR).

Of the $2.4 million in cash flows from net earnings for Q111-QTR, both our CHE and OP business units generated $1.6 million each, net off against corporate expenses of $0.8 million.

Cash Flows from Investing Activities

Our investing activities used $1.7 million in net cash during Q111-QTR as compared to $1.5 million in net cash provided during Q110-QTR. Net cash used comprised the following:

•	$0.9 million in acquiring property, plant and equipment,
•	$0.2 million in investing in intangible assets, and
•	$0.6 million increase in loan receivables.

Cash Flows from Financing Activities

Our financing activities provided net cash of $0.9 million during Q111-QTR.  The net cash provided comprised the following:

•	$1.1 million in proceeds from bank loans,
•	$0.3 million in proceeds from shareholder loans,
•	$(0.4) million in repayments of bank loans, and
•	$(0.1) million in repayment to a lender of bridge loan.

Foreign Currency Translation

The Company’s operating entities under CHE and OP business units maintain their financial records in the functional currency of the PRC, which is the “Renminbi” (RMB). The Company’s other FIN business unit operate entities which maintain its financial records in the functional currency of Canada, the Canadian Dollar (“CAD”).   For financial reporting purposes, the financial statements are prepared using the functional currency RMB or CAD, which have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.

Exchange rates	March 31, 2011		March 31, 2010
	RMB	CAD	RMB	CAD

Period end to US$ exchange rate	6.55	0.97	6.84	1.02
Average period to US$ exchange rate	6.57	0.99	6.84	1.04

Subsequent Event

On April 8, 2011, a subsidiary of the Company entered into a land purchase agreement with the County Government of Nanya, Jianou, to acquire a piece of land approximately 49.4 acres in Nanya County for $3.66 million. The purchase price will be paid by instalments as follows:

(i)	30% upon signing agreement with the County Government;
(ii)	50% when the County Government enters into agreement with the local residents to vacate from the land; and
(iii)	20% upon delivery of the land.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our consolidated financial results under different assumptions and conditions.

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Our condensed consolidated financial statements include consolidated majority owned subsidiaries and consolidated VIE’s of which we are the primary beneficiary.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of March 31, 2011 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at March 31, 2011 there was no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  RESERVED

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

2.
Form 8K filed on January 25, 2011 announcing that the Company had filed with the Securities and Exchange Commission a request to withdraw its registration statement regarding a proposed offering of shares of its common stock.

3.
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

4.
Form 8K filed on March 9, 2011, announcing that effective January 31, 2011, the Company has entered into a third loan extension agreement with UTA Capital and other investors to extend the Securities Purchase Agreement to April 1, 2011 with an option to further extend to May 1, 2011 and June 1, 2011.  Additionally, as of February 28, 2011 the Company entered into a consulting agreement with the investors to provide certain consulting services to us until November 10, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of May, 2011.

ONE Bio, CORP.

Date: May 16, 2011	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer