Form 10-Q
period 2011-06-30
ONE Bio, Corp.
filed 2011-08-15
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2011

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

The number of shares of Common Stock outstanding as of August 10, 2011 was 7,458,827.

INTERIM FINANCIAL STATEMENTS

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONE Bio, Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US Dollars)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$9,401,054	$10,674,986
Receivables, net	13,127,015	18,009,266
Inventory	10,559,832	4,505,207
Loans receivable	4,026,304	2,044,038
Other receivables and prepaid expenses	4,354,101	4,526,953

Total current assets	41,468,306	39,760,450
Property, plant and equipment, net	9,992,714	8,873,632
Land use rights	2,242,825	1,116,216
Goodwill	1,661,483	1,596,569
Intangible assets	794,054	823,668
Deposits for acquisition of intangible assets	611,172	355,425
Other assets	18,333,968	17,559,545
Deferred taxes	47,057	20,040

TOTAL ASSETS	$75,151,579	$70,105,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable	$3,435,031	$4,455,552
Other payables and accrued liabilities	2,700,317	3,064,653
Loans payable-current portion	20,177,066	19,122,823
Deferred revenues	66,533	65,035
Deferred taxes	231,787	215,589

Total current liabilities	26,610,734	26,923,652
Loans payable	1,702,378	592,198

TOTAL LIABILITIES	28,313,112	27,515,850

SHAREHOLDERS’ EQUITY
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 10,000 shares at June 30, 2011 and December 31, 2010	10	10
Common stock: par value of $0.001 per share
Authorized: 100,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 6,908,827 shares at June 30, 2011 and 6,696,417 shares at December 31, 2010	6,909	6,696
Additional paid-in-capital	15,209,507	17,003,622
Statutory reserve	3,484,793	3,484,793
Accumulated other comprehensive income	5,922,966	4,863,975
Retained earnings	21,895,104	17,059,191

	46,519,289	42,418,287
Subscription receivable	(261,925)	(324,440)

Total shareholders’ equity of the Company	46,257,364	42,093,847
Non-controlling interest	581,103	495,848

TOTAL EQUITY	46,838,467	42,589,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,151,579	$70,105,545

See Notes to the Condensed Consolidated Financial Statements

ONE Bio, Corp.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$13,339,367	$12,679,797	$25,419,619	$23,842,304
Cost of sales	7,266,144	7,748,113	13,574,550	14,802,909

Gross profit	6,073,223	4,931,684	11,845,069	9,039,395

Operating expenses
General and administrative expenses	1,678,138	1,142,459	3,297,421	2,259,302
Research and development expenses	77,778	53,220	215,327	113,608
Selling and marketing expenses	379,066	172,486	668,955	210,123

	2,134,982	1,368,165	4,181,703	2,583,033

Income from operations	3,938,241	3,563,519	7,663,366	6,456,362
Interest and financing expense	(399,014)	(175,181)	(719,461)	(374.290)
Interest income	16,960	8,781	33,410	12,619
Other income (expense)	1,309	(196,595)	31,115	(360,723)

Income before income taxes	3,557,496	3,200,524	7,008,430	5,733,968
Provision for income taxes	(1,082,742)	(801,685)	(2,098,887)	(1,504,200)

Net income	2,474,754	2,398,839	4,909,543	4,229,768
Net income attributable to non-controlling interest	(39,065)	(49,446)	(73,633)	(243,300)

Net income attributable to Company	$2,435,689	$2,349,393	$4,835,910	$3,986,468

Earnings per share
-Basic	$0.35	$0.40	$0.71	$0.67
-Diluted	$0.33	$0.34	$0.66	$0.58

Weighted average number of shares outstanding
-Basic	6,928,523	5,937,906	6,823,749	5,938,906
-Diluted	7,459,890	6,986,446	7,304,174	6,865,421

STATEMENT OF COMPREHENSIVE INCOME
Net income	$2,474,754	$2,398,839	$4,909,543	$4,229,768
Other comprehensive income-unrealized foreign currency gain	595,548	245,634	1,070,613	115,773

Comprehensive income	3,070,302	2,644,473	5,980,156	4,345,541
Comprehensive income attributable to non-controlling interest	(46,902)	(49,446)	(86,278)	(243,300)

Comprehensive income attributable to the Company	$3,023,400	$2,595,027	$5,893,878	$4,102,241

See Notes to the Condensed Consolidated Financial Statements

ONE Bio, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)
	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$4,909,543	$4,229,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,698	230,242
Amortization of intangible assets	48,578	54,773
Amortization of land use rights	13,123	12,508
Amortization of lease prepayments	1,520,782	1,052,864
Amortization of loan discount fees	65,333	-
Share-based compensation	74,250	55,500
Stock option expense	-	29,656
Deferred taxes	(12,620)	78,164
Changes in operating assets and liabilities:
Receivables, net	5,124,412	(1,109,385)
Other receivables and prepaid expenses	(295,908)	(907,618)
Inventory	(5,953,182)	(2,642,366)
Other assets	(392,357)	(578,867)
Accounts payable	(1,113,498)	-
Other payables and accrued liabilities	82,503	2,808,931
Amount due to a related party	-	1,875
Amount due to a stockholder	-	(95,823)
Income tax payable	84,322	(322,101)

Net cash flows provided by operating activities	4,526,979	2,898,121

Cash flows from investing activities
Payments to acquire property, plant and equipment	(942,740)	(692,555)
Proceeds from sale of equipment	-	2,881
Deposits paid for plantation base leases	(1,237,816)	(5,117,733)
Investment in intangible assets	(299,599)	(318,094)
Investment in land use rights	(1,114,034)	-
Loans receivable	(1,982,266)	3,662,307

Net cash flows used by financing activities	(5,576,455)	(2,463,194)

Cash flows from financing activities
Proceeds from bridge loan	-	3,000,000
Proceeds from bank loans	2,971,150	(315,870)
Loans from inter-company	-	281,583
Loans payable	-	579,890
Repayment of bridge loan	(100,000)	-
Repayments of bank loans	(3,514,168)	(3,667,896)
Issuance of common stock	40,500	-
Issuance of preferred stock	-	10
Repurchase and cancellation of common stock	-	(80,000)
Loan from stockholders	299,000	294,920

Net cash flows (used) provided by financing activities	(303,518)	92,637

Effect of foreign currency translation	79,062	(159,451)

Net (decrease) increase in cash and cash equivalents	(1,273,932)	368,113
Cash and cash equivalents – beginning of period	10,674,986	4,928,968

Cash and cash equivalents – end of period	$9,401,054	$5,297,081

Supplemental disclosures for cash flow information:
Cash paid for interest	$407,176	$708,283
Cash paid for income taxes	$2,072,782	$1,089,849

Supplemental disclosures for non-cash activity:
Adjustment of goodwill arising from change in TFS contingent purchase price	$64,914	$-
Repurchase and cancellation of common stock	$2,270,000	$-
Cancellation of common stock in subscription receivable	$86,420	$-
Issuance of common stock for satisfaction of deposits received in prior quarter	$-	$60,000
See Notes to the Condensed Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are unaudited; however they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year. Certain prior period balances have been reclassified to conform to current period’s presentation.

Basis of Consolidation
ONE’s consolidated financial statements include the accounts of all its majority owned subsidiaries and variable interest entities (“VIE”), of which ONE is the primary beneficiary.  All intercompany balances and transactions have been eliminated on consolidation.  The functional currency of ONE’s foreign subsidiaries and VIE is in the United States Dollar, Canadian Dollar and Chinese Renminbi (“Rmb”).

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the periods reported.  Actual results could differ from those estimates.  Significant items that require estimates are allowance for doubtful debts, goodwill, deferred tax assets, stock-based compensation, deferred tax liabilities, depreciation and amortization of the Company’s assets.

Cash and Cash Equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Cash and cash equivalents located in the People’s Republic of China (“PRC”) were denominated in Rmb and were placed with financial institutions in the PRC. Typically, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. .  In order to improve the accessibility of our cash on a global scale, we have begun a process of transferring certain assets and processes previously centered in our PRC based VIE entities to our wholly foreign owned enterprises (“WFOE”) entities.  PRC regulations permit WFOE to remit funds out of the PRC once all financial reporting requirements in PRC have been complied with.

Cash and cash equivalents located in North America were primarily denominated in Canadian Dollars and were placed in financial institutions in Canada. These deposits are freely convertible into foreign currencies and there are few if any practical exchange control restrictions imposed by the Canadian government.

Restricted Cash
In accordance with ASC Topic 305 “Cash and Cash Equivalents”, cash which is restricted as to withdrawal is considered a non-current asset.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of Significant Accounting Policies - continued

Loans Receivable
These assets are non-derivative financial assets primarily from financing facility agreements which includes purchase order financing, fulfillment services and factoring or invoice discounting to customers. These financing facility agreements are evidenced through a series of notes issued by its customers and are typically secured by credit insurance and by the assignment of various forms of collateral, such as the proceeds of assigned trade receivables or issued invoices or through the underlying assets being financed. These notes mature based on the type of financing provided and the nature of the underlying collateral. They are initially recognized at their acquired cost adjusted for any write-offs, the allowance for loan losses, any deferred fees or costs on originated financing, less any provision for impairment. At each fiscal period end, Management evaluates for impairment and provides valuation allowances for impaired loans.

Concentration of Credit
The Company extends credit to its customers for which no credit insurance is available.  To date, the Company has not incurred any significant loss due to this activity; however, if such occurrence was to occur, the loss may have an adverse effect on the financial position of the Company.

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Building and structural components	20 years
Computer equipment and software	5 years
Leasehold improvements	7 years
Machinery and equipment	10 years
Office equipment and furniture	5 years
Technology	5-10 years
Vehicles	5 years

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of Significant Accounting Policies – continued

Impairment of Long-lived Assets
In accordance with ASC Topic 360 “Property, Plant, and Equipment”, certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of the period reporting date.

Revenue Recognition
The Company recognizes revenues in accordance with ASC Topic 605 “Revenue Recognition” when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable. The Company recognizes sales revenue when goods are shipped or ownership has transferred.

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

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received. The Company’s practice is to recognize interest and/or penalties to income tax matters in income tax expense.

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

Foreign Currency Translation
In accordance with ASC Topic 830 “Foreign Currency Matters”, assets and liabilities of subsidiaries using local currency (Canadian Dollar and Chinese Renminbi) as the functional currency have been translated at fiscal period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of shareholders’ equity in accumulated other comprehensive income.

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

Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

Level 1 -   Quoted prices are available in active markets for identical investments as of the period reporting date.
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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Summary of Significant Accounting Policies – continued

Stock-Based Compensation
The Company uses the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of ASC Topic 718 “Compensation-Stock Compensation”. Share-based compensation costs is measured on the grant date, based on the calculated fair value of the award.  We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered.  This estimate is adjusted in the period once actual forfeitures are known.

Earnings Per Share
Earnings (loss) per common share is reported in accordance with ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted earnings per common share is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Comprehensive Income
The Company follows ASC Topic 220 “Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders’ equity. Other than foreign exchange gains and losses, the Company has no other comprehensive income (loss) components.

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

3. Receivables, net

	June 30, 2011	December 31, 2010

Accounts receivable	$13,199,066	$18,079,696
Allowances for doubtful accounts	(72,051)	(70,430)

Accounts receivable, net	$13,127,015	$18,009,266

4. Inventory

Raw material	$1,382,096	$232,928
Packaging material	556,929	90,616
Work in progress	8,538,523	3,815,837
Finished goods	82,284	365,826

	$10,559,832	$4,505,207

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Property, Plant and Equipment

	June 30, 2011	December 31, 2010
Building and structural components	$5,031,032	$3,676,087
Machinery	1,989,758	1,941,389
Office equipment and furniture	447,175	439,484
Vehicles	223,687	218,654
Leasehold improvement	2,004,889	1,960,756

	9,696,541	8,236,370
Less: Accumulated depreciation	(1,967,962)	(1,561,851)

	7,728,579	6,674,519
Construction in progress	2,264,135	2,199,113

	$9,992,714	$8,873,632

As of June 30, 2011, the Company has pledged buildings and structural components with a carrying value of $1.01 million as collateral for a loan facility with a financial institution.

The Company has a capital commitment of $6.85 million to complete the construction in progress as of June 30, 2011.

During the periods, depreciation is included in:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Cost of sales	$70,489	$74,264	$140,551	$140,446
Administrative, selling and R&D expenses	138,696	54,201	231,147	89,796

6. Land Use Rights

	June 30, 2011	December 31, 2010

Original cost	$1,332,000	$1,302,024
Deposit paid for acquisition of land use rights	1,114,034	-

	2,446,034	1,302,024
Less: Accumulated amortization	(203,209)	(185,808)

	$2,242,825	$1,116,216

The original cost of land use rights cost was acquired by the Company in the PRC in 2004 to construct its main operating and production facilities and they expire in 2054.

During the quarter ended June 30, 2011, the Company entered into an agreement with the County Government of Nanya, Jain for $3.7 million to acquire the rights to use a piece of land. As of June 30, 2011, the Company paid an initial deposit of $1.1 million and the balance of $2.6 million will be paid when certain conditions pertaining to delivery of the land are completed.

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

6. Land Use Rights – continued

4.	may be pledged as collateral for debt
5.	require no further payments by the owner unless the land usage or building configuration is modified

They differ from a real estate property deed in that:

1.	the transfer of use rights is not permanent
2.	and therefore they are amortized over their life.

7. Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of TFS.

Balance at December 31, 2010	$1,596,569
Adjustment of contingent purchase price	64,914

Balance at June 30, 2011	$1,661,483

Future adjustments to prior acquisitions may be required due to adjustments to plans formulated in accordance with ASC Topic 805.

8. Intangible Assets

The following is a summary of the Company’s intangible assets:

	June 30, 2011	December 31, 2010

Technology	$1,152,715	$1,128,966
Software	5,602	3,282

	1,158,317	1,132,248
Less: Accumulated amortization	(364,263)	(308,580)

	$794,054	$823,668

As of June 30, 2011, the Company has committed $897,416 to purchase additional technology for new extraction techniques on various products.

The estimated aggregate amortization expense for intangible assets for the next twelve months is $96,816 and the four succeeding twelve months’ periods is $96,704 per year.

9. Other Assets

Land Lease Rights
Forestry Bureau of Sanming City	$7,185,517	$7,952,448
Sanming Sanyuan Forestry Bureau	2,166,177	1,966,182
Jianyang Jiuru Liuyun Tea Co., Ltd	618,908	604,979
Yushan Town (Harvest Rights)	9,370,446	9,074,685
Restricted Cash (Note 10)	2,011,450	845,458
Other	37,720	37,995

	21,390,218	20,481,747
Less: Land Lease Rights, current portion	(3,056,250)	(2,922,202)

	$18,333,968	$17,559,545

The estimated land lease rights amortization and commitment for the five succeeding twelve months’ periods and thereafter are as follows:

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Period	Amortization	Commitment

1st succeeding period	$4,305,671	$1,609,160
2nd succeeding period	4,305,671	3,117,747
3rd succeeding period	4,305,671	1,261,024
4th succeeding period	4,305,671	11,596,781
5th succeeding period	4,016,848	2,622,621
Thereafter	86,517,823	68,281,173

The estimated headquarters sub-lease and workshops lease amortization and commitment for the five succeeding twelve months’ periods are as follows:

Period	Amortization	Commitment

1st succeeding period	$176,733	$174,877
2nd succeeding period	158,710	161,188
3rd succeeding period	61,155	63,215
4th succeeding period	12,378	12,378
5th succeeding period	12,378	12,378

General
Other assets include items which also represent the right to use land but typically these rights have characteristics similar to real estate leases under western law in that they are:

1.	paid for through a series of interim payments that permit continued use

2.	may have long lives, up to 30 years, but are less than Land Use rights

3.	generally relate to agricultural uses

Forestry Bureau of Sanming City
In July 2009 the Company entered into 2 land leasing agreements with the Forestry Bureau of Sanming City to use agricultural land on 2 plantations to grow essential botanical raw materials to support the Company’s operations.  The agreement provides for payments every five years and will expire in 2039.   As part of this agreement, the Company was required to prepay the first five year leasing period in 2009 which includes an initial nonrefundable deposit which can be offset against the rental of the last year of the last leasing period.

Sanming Sanyuan Forestry Bureau
In April 2010, the Company entered into a land leasing agreement with Sanming Sanyuan Forestry Bureau.  According to the agreement, the Company acquired the rights to a 30 year lease to the sarcandra cultivation base located in Sanming Sanyuan Louyuan Hills.  In return, every three years the Company is required to pay the Forestry Bureau prepaid rent.  The Company was also required to pay a deposit which will be set off against rental for the last year of the leasing period.

In May 2011, the Company entered into a second 30 year land leasing agreement for the rights to another sarcandra cultivation base  located in Sanming Sanyuan Baiyekeng. Similarly, the Company is required to pay prepaid rent every three years and a nonrefundable deposit which will be set off against rental for the last year of the leasing period.

Jianyang Jiuru Liuyun Tea Co,, Ltd
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

Yushan Town (harvest rights)
In 2007, the Company entered into 2 land leasing agreements with Jixi Village and Linkou Village, Yushan Town for exclusive harvest rights to the bamboo shoots and bamboo grown in the plantations based in the two villages, which are essential botanical raw materials used to support the Company’s operations.  The agreement provides for annual payments on an accelerated schedule which will expire in 2037. As part of this agreement, the Company was required to make an initial nonrefundable deposit which will offset against the rental of the last 10 years of the leasing period.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Restricted Cash

	June 30, 2011	December 31, 2010

Deposit against credit facility	$1,237,815	$680,601
Deposit against long term purchase contract	773,635	-
Deposit against forward foreign exchange contracts	-	164,857

	$2,011,450	$845,458

One of the Company’s operating subsidiary in the PRC has established a credit facility with a local lender denominated in Rmb. The credit facility requires that the Company deposit between 40-50% of the total credit applied into an Escrow Account as guaranty against default.

On May 26, 2011, the Company’s operating subsidiary in the PRC entered into a long term purchase contract with a local supplier for a guaranteed annual supply of raw material. The agreed pricing is for the next five years and the Company is required to make a nonrefundable deposit which will be utilized annually against the guaranteed supply.

11. Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

	June 30, 2011	December 31, 2010

Description of borrowings:
China Construction Bank, Secured A	$1,083,088	$-
China Construction Bank, Secured B	-	1,512,447
China Construction Bank, Jianou sub-branch	773,635	-
Rural Credit Cooperative of Jianou	1,856,722	1,361,203
Rural Credit Corporation, Secured C	618,908	604,979
Industrial and Commercial Bank	-	1,814,937
Reverse Acquisition of GPB	1,492,543	980,349
Acquisition of TFS	1,026,825	974,750
Acquisition of Supreme	1,238,400	1,238,400
Financial Services	7,672,975	7,254,780
Bridge Loan	2,900,000	3,000,000
Notes Payable	2,270,000	-
Other	946,348	973,176

	21,879,444	19,715,021
Less: Loans payable, current portion	(20,177,066)	(19,122,823)

Loans payable, less current portion	$1,702,378	$592,198

China Construction Bank, Secured A - The amount represents a short term loan and accrues interest at 115% of the rate quoted by the People’s Bank of China. The loan is secured by buildings with a carrying value of $1.01 million and personal guarantees from two individual officers of the operating subsidiary. The loan matures on May 12, 2012.

China Construction Bank, Jianou sub-branch - The amount represents a short term loan maturing in December 2011 which is provided at a discount rate of 7.1% per annum. The loan is secured through a guarantee deposit of $0.39 million with the financial institution.

Rural Credit Cooperative of Jianou – The amount represents two short term loans maturing in July 2011 and September 2011. The term loans are provided at a discount rate of 4% per annum. The loans are secured through a guarantee deposit of $0.85 million with the financial institution. The short term loan which matured in July 2011 was subsequently paid on July 5, 2011.

Rural Credit Cooperative, Secured C – The Company entered into a one year short term loan agreement with Rural Credit Cooperative which will mature on May 28, 2012 and carries interest at an annual rate of 10.1%. The loan is secured by a guarantee company.  In return, the Company provided a counter guarantee of $122,136 to the guarantee company. The guarantee company charged a fee of $11,140.

Reverse Acquisition of GPB - The amount represent two notes issued in connection with the acquisition of Green Planet Bioengineering Co Limited.  One is for $678,428 and the other for $814,115 which will mature in December 2011.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquisition of TFS - The amount represents the final cash consideration in connection with the acquisition of Trade Finance Solutions, Inc.  Payment is due based on the achievement of certain milestones.

Acquisition of Supreme - The amount represent two notes issued in connection with the acquisition of Supreme Discovery Group Limited.  One is for $557,280 and another for $681,120 which will mature in December 2011.

Financial Services - Our Financial services business units borrow money from various individual private lenders at prevailing rates, which was 12% for instruments issued as of June 30, 2011.  These borrowings are collateralized by a first lien on the receivables of Trade Finance and mature in one year.  Interest and principal is due at maturity.

Bridge Loan – The amount represents the borrowings from various lenders with an interest rate of 8% per annum. The loan expired on June 1, 2011 and through a loan extension agreement executed on July 8, 2011, was extended to December 1, 2011.

Notes Payable – The amounts are payable for the repurchase of the Company’s shares of common stock. Payment of the notes is due upon the achievement of certain milestones and interest is accrued at 6% per annum.

Other - The amounts are payable to shareholders and net off against an amount for loan discount fees.  The amounts due to shareholders are interest-free, unsecured and payable on demand.

The Company has long term loans payable of $1.7 million which is payable at $254,000 for the first three succeeding twelve months’ periods followed by $939,000 thereafter.

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

The Company contributed $34,393 and $23,466 for the three months ended June 30, 2011 and June 30, 2010 respectively , and $67,410 and $61,261 for the six months ended June 30, 2011 and 2010 respectively.

13. Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Company as well as transactions with these related parties.  These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	For the six months ended June 30,
	2011	2010

Repurchase of shares of Common Stock	$2,270,000	$80,000

	June 30, 2011	December 31, 2010

Demand loans with no interest and recorded within loans payable	$1,231,500	$932,500
Debentures issued by a subsidiary	600,000	875,000
Amount due to shareholders	41,515	40,676
Amount due to an entity whose director is also a director of the Company	26,403	22,974
Bonuses due and recorded within other payables	250,000	-
Repurchase of shares of Common Stock and recorded within loans payable	2,270,000	-

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

During the six months ended June 30, 2011, the Company had the following Common Stock transactions:

1.      42,315 shares issued to investors.
2.      208,000 shares issued as consideration for extension of bridge loan financing.
3.      16,500 shares issued for services rendered.
4.      (90,800) shares repurchased from executives of the Company and retired.
5.      (21,605) shares cancelled from subscription receivable and retired.
6.      58,000 shares issued for modification of bridge loan which will be cancelled in the next quarter.

15. Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is approved by the Company’s Board of Directors at the time of issuance. A summary of warrants at June 30, 2011 and activity during the period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2011	355,200	$25.68	2.67	$-
Issued	180,000	$21.25	4.33	$-
Exercised	-	$-	-	$-
Forfeited/cancelled	(60,000)	$(3.75)	(4.50)	$-

Outstanding at June 30, 2011	475,200	$26.77	2.97	$-

Exercisable at June 30, 2011	475,200	$26.77	2.97	$-

The following information applies to warrants outstanding and exercisable at June 30, 2011:

	Warrants Outstanding and Exercisable
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term
Range of exercise prices	Shares	Price	(in years)

$20.05-$25.00	331,200	$25.00	2.99
$25.01-$35.00	144,000	$31.00	1.45

	475,200	$26.77	2.97

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ended June 30, 2011, the Company issued warrants to purchase 120,000 shares of the Company’s Common Stock to an investor.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of grant. This model derives the fair value of options based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield.  For the quarter ended June 30, 2011, the fair value of each warrant grant was estimated using the following weighted-average assumptions:

	For the three months
	ended June 30,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected price volatility	30.0%	0.0%
Risk free interest rate	2.0%	0.0%
Expected life of warrants in years	2.5	0.0

16. Stock Based Compensation

During the six months ended June 30, 2011and June 30, 2010, we recognized total non-cash stock-based compensation of $0 and $29,656 respectively.  All stock option expenses are booked to general and administrative expenses.

We issued 15,000 options to five non-employee directors and 500 options to a consultant on January 12, 2010. The options vest 25% per quarter over the first year and expire on January 12, 2015, with an exercise price of $30.45 and $30.00 respectively.  The aggregate fair value of the options granted was $45,640 at the date of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: fair value stock price of $30.45 at grant date, risk-free interest rate of 2.49%, volatility of 17.95%, nil expected dividends and expected life of 2 years.

The Option activity during the six months ended June 30, 2011 is as follows:

	Number of Options
		Outstanding as		Granted/	Outstanding as
	Exercise	of January 1,		forfeited/	of June 30,
Month of grant	price	2011	Exercised	cancelled	2011

January 2010	$30.00	500	-	-	500
January 2010	30.45	15,000	-	-	15,000

		15,500	-	-	15,500

17. Statutory Reserve

The Company’s income is distributable to its shareholders after transfer to statutory reserves as required under relevant PRC laws and regulations and the Corporation’s articles of association.  As stipulated by the relevant laws and regulations in the PRC, the Company is required to maintain a statutory surplus reserve fund which is non-distributable.  Appropriation to such reserves is set aside from the net profit after taxation of the respective PRC entity of 10% yearly.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18. Taxation

Income Tax

United States
The Company is subject to the United States of America Tax law at tax rate of approximately 40%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of June 30, 2011 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations

BVI
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

Accordingly, all our entities and VIEs which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the six months period ended June 30, 2011 and 2010.

The components of the provision for income tax are:

	For the six months ended
	June 30,
	2011	2010

Current taxes	$2,077,964	$1,427,351
Deferred taxes	20,923	76,849

	$2,098,887	$1,504,200

Deferred tax assets (liabilities) as of June 30, 2011 and December 31, 2010 comprise the following:

	June 30, 2011	December 31, 2010

Current deferred tax (liabilities) assets:
Decelerated amortization of intangible assets	$4,642	$4,537
Provision of expenses	23,833	49,224
Changes in capitalized rental expenses	(103,338)	(115,958)
Expenses adjusted due to tax exemption	(156,924)	(153,392)

	$(231,787)	$(215,589)

Non-current deferred tax assets:
Accelerated amortization of intangible assets	$20,501	$20,040
Provision of expenses	26,556	-

	$47,057	$20,040

The following table reconciles the Group’s effective tax rates:

	For the six months ended June 30,
	2011	2010

PRC income taxes	25%	25%
Local income tax adjustment	(1.3)%	(2.6)%
Effective income tax rates	23.7%	22.4%

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19. Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business, some of which may be initiated by the Company.  As of June 30, 2011, no material claims were outstanding.

20. Segmented Information

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

The following represents the segmented information based on geographical distribution:

		North
For the six months ended June 30, 2011	Asia	America (1)	Total

Revenues	$23,710,366	$1,709,253	$25,419,619
Cost of sales	12,635,686	938,864	13,574,550

Gross profit	11,074,680	770,389	11,845,069
Operating expenses	2,129,751	575,098	2,704,849

Operating profit	$8,944,929	$195,291	9,140,220

Corporate expenses,
including amortization			1,476,854
Interest/Other expenses			654,936

Income before income taxes
and non-controlling interest			$7,008,430

Assets at June 30, 2011	$65,493,729	$9,657,850	$75,151,579

(1) North America segment includes $297,973 of interest income classified as Revenues and $489,089 of interest expense classified as Cost of sales.

		North
For the six months ended June 30, 2010	Asia	America (2)	Total

Revenues	$18,384,727	$5,457,577	$23,842,304
Cost of sales	10,279,207	4,523,702	14,802,909

Gross profit	8,105,520	933,875	9,039,395
Operating expenses	1,373,224	560,663	1,933,887

Operating profit	$6,732,296	$373,212	7,105,508

Corporate expenses,
including amortization			649,146
Interest/Other expenses			722,394

Income before income taxes
and non-controlling interest			$5,733,968

Assets at June 30, 2010	$48,349,068	$14,797,177	$63,146,245

 (2) North America segment includes $360,722 of interest income classified as Revenues and $570,619 of interest expense classified as Cost of sales.

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

FIN – Our Fin business unit was acquired to support our international expansion by handling the logistics, fulfillment and financing for the group’s sales out of PRC. FIN provides balance sheet financing solutions and mitigates the group’s international credit exposure by insuring all international receivables through A-rated third party insurance providers.  This business unit is organized under TFS.

The following represents the segmented information based on operating segments:

	Chemical
	and Herbal	Organic
	Extracts	Products	Financing (1)
For the six months ended June 30, 2011	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$10,678,717	$13,031,649	$1,709,253	$-	$25,419,619
Cost of sales	4,869,933	7,765,753	938,864	-	13,574,550

Gross profit	5,808,784	5,265,896	770,389	-	11,845,069
Operating expenses	1,425,294	704,457	575,098	-	2,704,849

Operating profit	$4,383,490	$4,561,439	$195,291	$-	9,140,220

Corporate expenses,
including amortization					1,476,854
Interest/Other expenses					654,936

Income before income taxes
and non-controlling interest					$7,008,430

Assets at June 30, 2011	$33,462,410	$32,020,787	$8,043,392	$1,624,990	$75,151,579

(1) Financing segment includes $297,973 of interest income classified as Revenues; and $489,089 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Chemical
	and Herbal	Organic
	Extracts	Products	Financing (2)
For the six months ended June 30, 2010	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$8,471,766	$9,912,961	$5,457,577	$-	$23,842,304
Cost of sales	4,232,891	6,046,316	4,523,702	-	14,802,909

Gross profit	4,238,875	3,866,645	933,875	-	9,039,395
Operating expenses	1,088,415	284,809	560,663	-	1,933,887

Operating profit	$3,150,460	$3,581,836	$373,212	$-	7,105,508

Corporate expenses, including amortization					649,146
Interest/Other expenses					722,394

Income before income taxes and non-controlling interest					$5,733,968

Assets at June 30, 2010	$24,789,843	$23,559,225	$11,471,063	$3,326,114	$63,146,245

(2) Financing segment includes $360,722 of interest income classified as Revenues and $570,619 of interest expense classified as Cost of sales.

During the six months ended June 30, 2011 and June 30, 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

21. Subsequent Events

On July 8, 2011 with an effective date of June 1, 2011, the Company entered into a Fourth Loan Extension Agreement with UTA Capital and other investors (the “Investors”) to extend the loan maturity date to December 1, 2011 and to modify certain terms of prior Loan Extension Agreements. As part of the modification terms, $348,000 of the loan principal was repaid to the Investors  on July 27, 2011 and a total of 216,000 shares of Common Stock were issued as conversion shares for the $580,000 premium payment to the Investors.

Also on July 8, 2011, the Company entered into a modification agreement to the Consulting Agreement dated as of February 28, 2011with certain Purchasers to modify certain terms of the Consulting Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

ONE Bio, Corp., (“Company” or “ONE” or “ONE Bio”) is an award winning, innovative agritech company that utilizes green process manufacturing to produce raw chemicals and herbal extracts, natural supplements and organic products. ONE is focused on the Asia-Pacific region and the United States of America. Key products include widely recognized Solanesol, Ganoderma Tea, CoQ10, Resveratrol and 5-HTP, organic fertilizers, and organic bamboo health food and beverages. ONE’s growth plan targets an aggressive organic growth strategy supported by strategic acquisition. We are committed to becoming a leader in agritech utilizing green processes, combining our experience in producing our award winning chemical and herbal extract products with proven North American managerial expertise.

We are headquartered in Aventura, FL, USA; however, our primary operating enterprises, Sanming Huajian Bio-engineering Co., Ltd (“Sanming”), Fujian Green Planet Bio-engineering Co., Ltd (“Fujian GP”), Jianou Lujian Foodstuff Co (“JLF”) and Fujian United Agriculture Technology Co. Ltd (“Fujian UA”) are based in the Fujian province of the People’s Republic of China (“PRC”). Our key market is Asia-Pacific which currently generates approximately 93% of our revenue followed by North and South America that generates 7% of our revenue.

Historic Overview

The Company was incorporated under the laws of the State of Florida on June 30, 2000 under the name of Contracted Services, Inc.

On January 25, 2011 we filed with the Securities and Exchange Commission a request to withdraw our Registration Statement  regarding a proposed offering of shares of Common Stock as the Company does not intend to pursue the contemplated public offering at this time and believes the withdrawal to be consistent with the public interest and the protection of investors.

Effective as of January 31, 2011, we entered into a Third Loan Extension Agreement with UTA Capital and other investors (collectively the “Investors” or “Purchasers” and together with the Company, the “Parties”), pursuant to which, among other things, the Maturity Dates of the Amended Notes which we issued to the Investors were extended to: (a) April 1, 2011; (b) upon notice from us given not later than March 21, 2011, extended to May 1, 2011,; and (c) upon notice from us given not later than April 21, 2011, extended to June 1, 2011, (each such date being the “Amended Maturity Date” to the extent we have elected to extend the Maturity Date to such date), provided as to each such extension that no Event of Default has occurred and is continuing under the Amended Notes.  Pursuant to the Third Loan Extension Agreement, the Investors agreed to replace with June 30, 2011, the Amended Maturity Date in Sections 3 and 4 of the New Warrants issuable to each of the Purchasers pursuant to the terms August Modification Agreement.  The Purchasers also agreed that we will no longer have any obligation to pay the Cancellation Premium to the Purchasers pursuant to Section 5 of the August Modification Agreement (except that we are obligated to pay the Cancellation Premium to one former Investor). In exchange for the Purchasers’ agreement to further extend the Maturity Date of the Amended Notes through the Amended Maturity Date, we agreed:  to pay an extension fee of $29,000; to issue to the Purchasers five (5) year Second Extension Warrants which entitle the Purchasers to purchase up to an aggregate of 90,000 shares of Common Stock at an initial exercise price of $3.00 per share; on April 2, 2011, if any of the Amended Notes are outstanding and not fully repaid by April 1, 2011; to pay a $72,500 fee, and issue to the Purchasers 58,000 shares of Common Stock for no additional consideration on May 2, 2011, if any of the Amended Notes are outstanding and not fully repaid by May 1, 2011; to pay a $72,500 fee, and to issue to the Purchasers 58,000 shares of Common Stock for no additional consideration; and to cause one or more of our principal shareholders to deposit 300,000 shares of our Common Stock as additional Pledged Stock under the Stockholder Pledge and Security Agreement.   The Investors also agreed to convert $150,000 in principal amount under the Amended Notes into shares of Common Stock under the terms set forth in the Third Loan Extension Agreement.

On July 8, 2011 with an effective date of June 1, 2011, the Company entered into a Fourth Loan Extension Agreement (“Extension”) with the Investors pursuant to which, among other things, on or before July 29, 2011, the Company shall make a principal reduction payment of $348,000 (“Principal Reduction”) to the Investors in respect of the loan evidenced by an aggregate amount of $2,900,000 of Promissory Notes executed by the Company and each of the Investors on August 12, 2010 and as amended, modified and extended through the date of the Extension (each a “Note” and collectively the “Notes”). The Principal Reduction was subsequently paid on July 27, 2011. After giving effect to the Principal Reduction payment, the outstanding principal amount of the Notes will be $2,552,000. The maturity date of the Notes was extended to December 1, 2011 (“Extended Maturity Date”). Interest will accrue at an interest rate of 8% per annum and shall be payable by the Company to the Investors on a monthly basis on the first business day of each month that the Notes remain outstanding commencing on August 1, 2011. Notwithstanding the terms and conditions of prior agreements between the Parties to the contrary, the Parties acknowledged and agreed that the $580,000 premium payment under the Notes shall be converted into 216,000 shares of the Company’s Common Stock (“Conversion Shares”). As of the date of filing this 10-Q report, all the Conversion Shares have been issued to the Investors. The Parties also agreed to cancel, null and void the following warrants: (a) warrants to purchase an aggregate 90,000 shares of Common Stock issued to the Investors on or about April 1, 2011; (b) warrants to purchase an aggregate 58,000 shares of Common Stock issued to the Investors on or about January 1, 2011; and (c) warrants to purchase an aggregate 98,733 shares of common stock subject to future issuance (“New Shares”) to the Investors. In consideration of the Conversion Shares, including the New Shares and the Principal Reduction, concurrent with the execution and delivery of the Extension, the Company’s obligation to issue an aggregate of 58,000 shares of Common Stock to the Investors on or about May 2, 2011, was terminated. Furthermore, the Investors have also waived any event of default by the Company under the Notes arising solely from the nonpayment of the principal amount of the Notes at the June 1, 2011 maturity date.

On July 8, 2011, the Company entered into a modification agreement to the Consulting Agreement (“Modified Consulting Agreement”) signed by the Purchasers (as the “Consulting Firms”) on February 28, 2011. The Modified Consulting Agreement modifies amongst other things the Put Right of the prior Consulting Agreement as follows: (a) the Company agreed to purchase from each of the Consulting Firms up to 300,000 shares of the Company’s Common Stock owned by the Consulting Firms (“Put Shares”) on the terms as set forth: (i) Price – the price to be paid by the Company for the Put Shares shall be $5.3893 per share, net of any taxes  and transfer fees; and (ii) Closing – the issuance and sale of the Put Shares shall be completed as follows: (A) up to 79,788 shares for $430,000 to occur on the earlier of (1) the Extended Maturity Date, or (2) such earlier date as the Notes are repaid in full by the Company (the earlier of such dates, the “First Put Date”); (B) up to 108,881 shares for $586,800 on the four month anniversary of the First Put Date; and (C) up to 111,331 shares for $600,000 on the seven month anniversary of the First Put Date.

Operational Summary

Our operations are divided into two principal complementary business units that focus on producing chemical and herbal extracts (our “CHE” business unit) and organic products (our “OP” business unit) utilizing green processes. We also have an internal financing business unit (our “FIN” business unit) that was acquired to support our international expansion by handling the logistics, fulfillment and financing for the group’s sales outside PRC. Trade Finance Solutions, Inc (“TFS”) provides balance sheet financing solutions and mitigates the group’s international credit exposure by insuring all international receivables through A-rated third party insurance providers.

In order to harvest the benefits of integrating growing and profitable PRC operating enterprises with the management and financial techniques available to North American enterprises, we adhere to a “Yin-Yang” management strategy based on the Chinese Philosophy of “Correlative Thinking”. The core components of this approach are: constructing a strong, balanced team; addressing the needs of investors; and realizing the importance of diversity.

In practical terms, our strategy is to combine the manufacturing expertise and work ethics of the Eastern world with the investment experience and management skills of seasoned North American companies. Our team in PRC works together with our North American management to grow our core business, and provide transparency with an emphasis on risk management and internal controls.

Elevated Throne and our CHE operating division

Our CHE business unit operates under the umbrella of our 100% owned subsidiary Elevated Throne Overseas Ltd., a British Virgin Islands Company (“Elevated Throne”).  Elevated Throne owns 100% of Fujian GP, which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC. Fujian GP has entered into a series of irrevocable agreements with (i) Sanming , based in Sanming City in the Fujian province of PRC, which is licensed to operate its business in the PRC and (ii) the owners of Sanming. Pursuant to those irrevocable agreements, Elevated Throne (through Fujian GP) contractually controls and operates Sanming, which is the principal operating enterprise of our CHE business unit and which is located in PRC.

Sanming is a research & development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter (“OTC”) products utilizing extractions from tobacco leaves. Sanming’s position in the bioengineering industry comes from its research & development which utilizes patented methods to create downstream products ranging from plant indigenous medicine and pharmaceutical intermediates to eco-friendly products.

Our CHE unit produces chemical and herbal extracts for use in a wide range of health and wellness products.  Utilizing green technology and proprietary processes, this unit extracts health supplements, fertilizers, and pesticides from waste tobacco. Our chemical extraction processes from tobacco leaves and delivers high purity Solanesol (98%) which can be further extracted into Coenzyme Q10 also known as CoQ10. The discarded tobacco leaves are further extracted to produce organic fertilizers both powdered and particulate and thereby substantially eliminates waste in the process.  Our CHE unit also extracts from a variety of plants: Resveratrol, Sarcandra and 5-HTP, which are key components in many consumer health and wellness products.  Additionally, the Company has introduced its first OTC product, a Ganoderma Tea extract which has been favorably received in the PRC market.

We distribute our CHE products through established independent third party distributors which normally enter into renewable one-year distribution agreements with us. Our distributors are focused on the bio-health industry and raw chemical intermediates industry. This permits us to more accurately forecast sales and required production. In addition, feedback from our distributors provides us with good visibility on changes in consumer demand. Furthermore, we have established additional distribution channels, such as universities and hospital research centers. We are not substantially dependent on any of our distributors.

UGTI and our OP operating division

Our OP business unit operates under the umbrella of our subsidiary United Green Technology Inc. (“UGTI”) which contractually controls and operates JLF.  JLF is the principal operating enterprise of this business unit and is located in and organized under the laws of the PRC. UGTI also owns 100% of Fujian UA, which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC.

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

TFS and our FIN financing division

Our internal financing business unit operates under the umbrella of our 99.75% owned subsidiary TFS, an Ontario, Canada, company. TFS was established in 2006 to provide creative financing solutions, including purchase order financing, fulfillment services and factoring or invoice discounting for credit worthy customers of eligible goods and services. TFS has a branch office in Miami, Florida. TFS has 2 wholly owned subsidiaries, TFP International Inc., (“TFP”), a Florida corporation, which operates the Miami office, and JSM Computer Technology, Inc, an Ontario, Canada, company. The remaining 0.25% of TFS is owned by an individual, who is not an affiliate of ONE Bio.

TFS was acquired to support our international expansion by handling the logistics, fulfillment and financing for the group’s sales outside PRC. TFS provides balance sheet financing solutions and mitigates the group’s international credit exposure by insuring all international receivables through A-rated third party insurance providers. TFS conducts a thorough review and due diligence examination of potential borrowers and the respective borrower’s customers before the particular transaction is approved. An analysis of each individual transaction also takes place through TFS’ credit approval process, in order to ensure that all parties in the transaction receive value, and that TFS will be re-paid according to the terms agreed to in the particular transaction. Security for the financing includes a first lien position on the receivables and assets of the client (UCC, PPSA), personal guaranty and credit insurance. In addition, 100% of TFS’ financing transactions are credit insured with large multi-national insurance companies. In a typical financing transaction, a letter of credit will be utilized to provide all parties with the protections on agreed to delivery, quality and timelines. TFS’ clients are primarily small and medium size businesses registered and/or located in the United States and Canada, which export their products internationally. Through TFS, we also offer purchase order financing to third-party clients that purchase products from our CHE business unit and our OP business unit to assist in the collection process, and expedite cash flow and debt repayment.

Our internal financing business unit offers factoring or invoice discounting financing, where TFS, as factor, purchases the client’s credit insured receivables (i.e., invoices) for products or services satisfactorily rendered to creditworthy customers. By selling receivables to TFS, the client can generate cash almost immediately, instead of waiting the usual 30 or 60 or 90 days period. TFS will verify, insure and control the transaction with the ultimate payer. TFS also offers purchase order financing (“PO Funding”) which is a mechanism put in place to provide a short-term finance option to clients who have pre-sold finished goods and a requirement to pre-pay suppliers. All these PO Funding transactions are on a “per project” basis. Typically the client has a purchase order from a credit insured customer but does not have the cash resources to pay their supplier upfront. TFS typically requires that the client must have “pre-sold” the goods with strong profit margins. TFS utilizes letters of credit to purchase the goods from the supplier and protect all parties. Once the goods are accepted by the end customer, TFS then factors the invoice and pays off the purchase order facility. Through TFP, a product line called Fulfillment Services is offered. It involves the goods being acquired by TFP on terms negotiated with both supplier and end-client. Here, TFP has established credit insurance and marine cargo insurance policies. The customer provides the purchase order and sales contract to TFP, which completes the transaction and disburses the proceeds.

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

Results of Operations and Financial Condition

Elevated Throne and its subsidiaries (“ET”) were absorbed into ONE Bio as a direct subsidiary for consolidation effective second quarter fiscal 2010. Hence, the information reported in our condensed consolidated financial statements for the six months ended June 30, 2011 has fully consolidated the results of ET directly whereas in the prior reporting period of six months, only the three months ended June 30, 2010 was consolidated using the same basis. However, the change only impacts the line reporting of the amounts at the non-controlling interest and net income attributable to the Company.

Three Months Ended June 30, 2011 (“Q211-QTR”) versus June 30, 2010 (Q210-QTR”)

Revenues

The Company generated $13.3 million of revenues from operations for Q211-QTR compared to $12.7 million for Q210-QTR, an increase of $0.6 million or 5%. The increase in revenue is primarily the result of our business growth in the CHE and OP business units.

Approximately $0.3 million and $1.5 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE and OP business respectively. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has started to contribute to the increase in sales. We continue to experience an increase in demand for our product portfolio and have increased the number of customers compared to prior periods.

The increase is offset by the decrease of $1.2 million in the FIN business unit mainly as a result of the change in mix in its financial products portfolio of fee income and interest as compared to a greater mix of financial products under gross invoice value in the corresponding comparative period.

Cost of Sales

Cost of sales from operations for Q211-QTR was $7.3 million compared to $7.7 million for Q210-QTR, resulting in a decrease of $0.4 million or 6%. Approximately $0.1 million of the decrease in cost of sales is recorded in the CHE business unit due to a shift in raw material product mix in its core product lines and $1.0 million recorded in the FIN business unit due to a change in the mix of the financial products lines. This is offset by the increase of $0.7 million recorded in the OP business unit which is directly attributed to higher revenues.

Gross Profit

Gross profit from operations for Q211-QTR was $6.0 million compared to $4.9 million for Q210-QTR, resulting in an increase of $1.1 million or 23%.  The increase in gross profit is primarily the result of our of our business growth in the CHE and OP business units.

Approximately $0.5 million of the increase in gross profit is due to the CHE business unit’s improved operating performance. Gross profit from the CHE business unit’s operations for Q211-QTR was $2.9 million compared to $2.4 million for Q210-QTR, resulting in an increase of 20%.

The OP business unit recorded an increase of $0.7 million in gross profit as compared with the prior comparative period as a result of higher revenue and gross profit margin increase of 3%.

It is significant to note that the FIN business unit in this quarter has a higher gross profit margin as a result of a better mix of financial products earning fee income and interest despite recording lower revenue.

Operating Expenses

Operating expenses for Q211-QTR were $2.1 million as compared to $1.4 million for Q210-QTR. This represents an increase of $0.7 million or 56%.

Operating expenses comprise general and administrative expenses (“G&A”), research and development (“R&D”) and sales and marketing expenses. The operating expenses for our CHE, OP and FIN business units individually amount to $0.7 million, $0.3 million and $0.3 million respectively. Corporate expenses amounted to $0.8 million which included $0.25 million in bonuses payable in accordance with the respective employment agreements and consulting expenses relating to various capital and debt initiatives. The main cost drivers for G&A are consulting fees, personnel cost, travel costs, management cost, accounting and audit fees. R&D expenses totaled $77,000 and $53,000 for the Q211-QTR and Q210-QTR, respectively. The increase in R&D expenses is due to the development to broaden the product lines and more efficient manufacturing processing. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income from Operations

Income from operations for Q211-QTR was $3.9 million versus $3.6 million for Q210-QTR which is an increase of $0.3 million or 10%. The CHE business unit contributed $0.3 million of the increase for an organic growth of 17% over the prior year.  The OP business unit contributed $0.7 million of the increase over the prior period or 40%. The operating income from the CHE and OP business units were offset by a decrease of $0.1 million in the FIN business unit’s operating profit and increase in corporate expenses of $0.5 million.

Financing and Other Income/Expenses

The Company’s interest and financing expenses for Q211-QTR amounted to $399,000 compared to $175,000 recorded in the prior period resulting in a increase of $224,000. The Company’s various financial instruments remained in place. For Q211-QTR the Company recognized $17,000 in other income.

Income before Income Taxes and Non-controlling Interests

For Q211-QTR, income before income taxes and non-controlling interest was $3.6 million versus $3.2 million for Q210-QTR, which is an increase of $0.4 million or 11%. The increase is mainly due to better operating results in the CHE and OP business units. The CHE and OP business units contributed $2.2 million and $2.4 million respectively to the income before income taxes for Q211-QTR. The income was reduced by $1.0 million in corporate expenses.

Provision for Income Taxes

For Q211-QTR, provision for income taxes was $1.1 million versus $0.8 million for Q210-QTR, which is an increase of $0.3 million or 35%. The increase is associated with higher income reported in the CHE and OP business units.

Non-controlling Interest

For Q211-QTR, the non-controlling interest was $39,000 versus $49,000 for Q210-QTR.  The decrease in non-controlling interest was due to ONE consolidating the CHE business unit directly instead of via Green Planet in the prior reporting period.

Net Income

Net income for Q211-QTR was $2.4 million compared to $2.3 million for Q210-QTR, which is an increase of $0.1 million or 4%. The increase was largely attributable to the higher net income reported in the CHE and OP business units.

Six Months Ended June 30, 2011 (“Q211-YTD”) versus June 30, 2010 (“Q210-YTD”)

Revenues

The Company generated $25.4 million of revenues for Q211-YTD as compared to $23.8 million for Q210-YTD from operations an increase of $1.6 million or 7%. The increase in revenue is primarily the result of our business growth in the CHE and OP business units.

Approximately $2.2 million and $3.1 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE and OP business respectively. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has started to contribute to the increase in sales. We continue to experience an increase in demand for our product portfolio and have increased the number of customers compared to prior periods.

The increase is offset by the decrease of $3.7 million in the FIN business unit mainly as a result of the change in mix in its financial products portfolio of fee income and interest as compared to a greater mix of financial products under gross invoice value in the corresponding comparative period.

Cost of Sales

Cost of sales from operations for Q211-YTD was $13.6 million compared to $14.8 million for Q210-YTD, resulting in an decrease of $1.2 million or 8%. The decrease of $3.5 million recorded in the FIN business unit was offset by the increase of $0.6 million and $1.7 million in the CHE and OP business units respectively which is directly attributed to higher revenues and a shift in raw material product mix in its core product lines.

Gross Profit

Gross profit from operations for Q211-YTD was $11.8 million compared to $9.0 million for Q210-YTD, resulting in an increase of $2.8 million or 31%.  The increase in gross profit is primarily the result of our of our business growth in the CHE and OP business units.

Approximately $1.6 million of the increase in gross profit is due to the CHE business unit’s improved operating performance. Gross profit from the CHE business unit’s operations for Q211-YTD was $5.8 million compared to $4.2 million for Q210-YTD, resulting in an increase of 37%.  Correspondingly, gross profit for the CHE business unit as a percentage of revenues for Q211-YTD was 54% compared to 50% for Q210-YTD.  The increase is a result of the introduction of new products coupled with existing products that are now produced in economic quantities.

The OP business unit recorded an increase of $1.4 million in gross profit as compared with the prior comparative period as a result of higher revenue while the gross profit margin remains relatively constant.

It is significant to note that the FIN business unit recorded a lower loss because of a higher gross profit margin resulting from a better mix of financial products earning fee income and interest.

Operating Expenses

Operating expenses for the Q211-YTD were $4.2 million as compared to $2.6 million for Q210-YTD. This represents an increase of $1.6 million or 62%.

Operating expenses comprise general and administrative expenses (“G&A”), research and development (“R&D”) and sales and marketing expenses. The operating expenses for our CHE, OP and FIN business units individually amount to $1.4 million, $0.7 million and $0.6 million respectively. Corporate expenses amounted to $1.5 million which included $0.25 million in bonuses payable in accordance with the respective employment agreements and consulting expenses relating to various capital and debt initiatives. The main cost drivers for G&A are consulting fees, personnel cost, travel costs, management cost, accounting and audit fees. R&D expenses totaled $215,000 and $114,000 for the Q211-YTD and Q210-YTD, respectively. The increase in R&D expenses is due to the development to broaden the product lines and more efficient manufacturing processing. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income from Operations

Operating income for the Q211-YTD was $7.7 million versus $6.5 million for Q210-YTD which is an increase of $1.2 million or 19%. The CHE unit contributed $1.2 million of the increase for a 39% organic growth over the prior year.  The OP business unit contributed $1.0 million of the increase over the prior period or 27%. The operating income from the CHE and OP business units were offset by a slight decrease of $178,000 in the FIN business unit’s operating profit and increase in corporate expenses of $752,000.

Financing and Other Income/Expenses

The Company’s interest and financing expenses for Q211-YTD amounted to $719,000 compared to $374,000 recorded in the prior period resulting in a increase of $345,000. The Company’s various financial instruments remained in place. For Q211-YTD the Company recognized $31,000 in other income.

Income before Income Taxes and Non-controlling Interests

For Q211-YTD, income before income taxes and non-controlling interest was $7.0 million versus $5.7 million for Q210-YTD, which is an increase of $1.3 million or 22%. The increase is mainly due to better operating results in the CHE and OP business units. The CHE and OP business units contributed $4.3 million and $4.4 million respectively to the income before income taxes for Q211-YTD. The income was reduced by $1.7 million in corporate expenses.

Provision for Income Taxes

For Q211-YTD, provision for income taxes was $2.1 million versus $1.5 million for Q210-YTD, which is an increase of $0.6 million or 39%. The increase is associated with higher income reported in the CHE and OP business units.

Non-controlling Interest

For Q211-YTD, the non-controlling interest was $74,000 versus $243,000 for Q210-YTD.  The decrease in non-controlling interest was due to ONE consolidating the CHE business unit directly instead of via Green Planet in the prior reporting period.

Net Income

Net income for Q211-YTD was $4.8 million compared to $4.0 million for Q210-YTD, which is an increase of $0.8 million or 21%. The increase was largely attributable to the higher net income reported in the CHE and OP business units.

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

The Company had working capital of $14.9 million as of June 30, 2011.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the six months ended June 30, 2011, our growth strategy, which is initially focused on organically expanding our product lines and accretive acquisitions will require substantial capital which we may not be able to obtain solely through our operations.

Based on our current plans for the rest of the financial year, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the six months Ended June 30, 2011 compared to June 30, 2010” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $5.0 million or 7% to $75.1 million as of June 30, 2011 from $70.1 million as of December 31, 2010, primarily as a result of a net increase in current assets and certain items of long lived assets.  (See cash flows from operating activities below for further discussion.)

The changes in current assets, certain items of long lived assets and specifically cash are more fully discussed as follows:

Cash Flows for the Six Months Ended June 30, 2011 (“Q211-YTD”)  compared to June 30, 2010 (“Q210-YTD”)

Cash Flows from Operating Activities

Operating activities provided net cash of $4.5 million (Q211-YTD) and $2.9 million (Q210-YTD).  A major component of net cash provided by operations was net earnings of $4.9 million (Q211-YTD) and $4.2 million (Q210-YTD).  Certain non-cash operating activities such as amortization, depreciation and share based compensation totaling $2.1 million (Q211-YTD) and $1.5 million (Q210-YTD) increased net income’s impact on net cash provided by operating activities to $7.0 million (Q211-YTD) and $5.7 million (Q210-YTD).

Net cash provided by operating activities was also impacted by changes in our net working capital which increased $0.4 million between Q211-YTD and Q210-YTD. The changes in the working capital components were as follows:

•	$6.3 million reduction in accounts receivable resulting from successful collections;
•	$0.8 million reduction in other receivables and prepaid expenses and other assets;
•	$0.4 million increase in income tax payable;
•	$(3.3) million increase in inventory primarily to meet the increase in demand; and
•	$(3.8) million reduction in accounts payable and accrued expenses resulting in utilization of cash.

Cash Flows used in Investing Activities

Our investing activities used $5.6 million in net cash during Q211-YTD as compared to $2.5 million in Q210-YTD. The $3.1 million increase in net cash used between the two periods comprised the following significant items:

•	$5.6 million was used to fund loans receivable;
•	$1.1 million paid as deposit to acquire land use rights;
•	$0.2 million in acquiring property, plant and equipment; and
•	$(3.8) million reduction in deposits paid for plantation based leases.

Cash Flows from Financing Activities

Our financing activities used net cash of $303,000 during Q211-YTD which comprised the following significant items:

•	$(3.6) million in repayments of bank loans and bridge loan;
•	$3.0 million in proceeds from bank loans; and
•	$0.3 million in proceeds from shareholder loans.

Foreign Currency Translation

The Company’s operating entities and VIEs under CHE and OP business units maintain their financial records in the functional currency of the PRC, which is the “Renminbi” (RMB). The Company’s other FIN business unit operate entities which maintain its financial records in the functional currency of Canada, the Canadian Dollar (“CAD”).   For financial reporting purposes, the financial statements are prepared using the functional currency RMB or CAD, which have been translated into United States Dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.

Exchange rates	June 30, 2011		June 30, 2010
	RMB	CAD	RMB	CAD
Period end to US$ exchange rate	6.46	0.98	6.78	1.04
Average period to US$ exchange rate	6.49	0.97	6.81	1.04

Subsequent Events

On July 8, 2011 with an effective date of June 1, 2011, the Company entered into a Fourth Loan Extension Agreement with UTA Capital and other investors (the “Investors”) to extend the loan maturity date to December 1, 2011 and to modify certain terms of prior Loan Extension Agreements. As part of the modification terms, $348,000 of the loan principal was repaid to the Investors on July 27, 2011 and a total of 216,000 shares of Common Stock were issued as conversion shares for the $580,000 premium payment to the Investors.

Also on July 8, 2011, the Company entered into a Modification Agreement to the Consulting Agreement dated as of February 28, 2011with certain Purchasers to modify certain terms of the Consulting Agreement.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our consolidated financial results under different assumptions and conditions.

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates

Recent Accounting Pronouncements

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s condensed consolidated financial statements.

Off-Balance Sheet Arrangements

Our condensed consolidated financial statements include consolidated majority owned subsidiaries and VIEs of which we are the primary beneficiary.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the period reporting date.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of the period reporting date and as reported in the Registrant’s 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at the period reporting date there was no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART  II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. As of the period reporting date, there was no material legal proceedings that will have an adverse effect on our condensed consolidated financial statements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   RESERVED

ITEM 5.   OTHER INFORMATION

None

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of August, 2011.

ONE Bio, CORP.

Date: August 15, 2011	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer