Form 10-Q
period 2011-09-30
ONE Bio, Corp.
filed 2011-11-21
CIK 1372267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2011

Commission file number 333-136643

ONE BIO, CORP.
(Exact Name of Registrant as Specified In Its Charter)

Florida	59-3656663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W Country Club Drive, Suite 100, Aventura, Florida 33180
(Address of Principal Executive Offices)	(Zip Code)

(305) 328-8662
(Registrant's Telephone Number, Including Area Code)

__________________________________________

Former name, former address and former fiscal year
if changed since last report
_____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:   ☑  No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)  Yes:  ☑  No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer   ☐        Accelerated Filer   ☐        Non-accelerated Filer   ☐       Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes:  ☐  No:   ☑

The number of shares of Common Stock outstanding as of November 11, 2011 was 8,470,682.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months And Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Reserved	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

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

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ONE Bio, Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$14,460,740	$10,674,986
Receivables, net	13,963,077	18,009,266
Inventory	9,094,639	4,505,207
Loans receivable	7,656,143	2,044,038
Other receivables and prepaid expenses	4,605,852	4,526,953

Total current assets	49,780,451	39,760,450
Property, plant and equipment, net	9,952,691	8,873,632
Land use rights	2,262,342	1,116,216
Goodwill	1,661,483	1,596,569
Intangible assets	-	823,668
Deposits on technology projects	712,217	355,425
Other assets	18,262,824	17,559,545
Deferred taxes	231,980	20,040

TOTAL ASSETS	$82,863,988	$70,105,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$3,968,102	$4,455,552
Other payables and accrued liabilities	2,832,347	3,064,653
Loans payable-current portion	24,530,763	19,122,823
Deferred revenues	67,308	65,035
Deferred taxes	228,862	215,589

Total current liabilities	31,627,382	26,923,652
Loans payable	1,487,696	592,198

TOTAL LIABILITIES	33,115,078	27,515,850

TEMPORARY EQUITY
Convertible and redeemable Series B Preferred stock: 46,000 shares
at September 30, 2011 and 0 shares at December 31, 2010	460,000	-

SHAREHOLDERS’ EQUITY
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2011 and December 31, 2010
Issued and outstanding:
Series A: 10,000 shares at September 30, 2011 and December 31, 2010	10	10
Common stock: par value of $0.001 per share
Authorized: 150,000,000 shares at September 30, 2011 and December 31, 2010
Issued and outstanding: 8,470,682 shares at September 30, 2011 and 6,696,417 shares at December 31, 2010	8,471	6,696
Additional paid-in-capital	15,992,074	17,003,622
Statutory reserve	3,484,793	3,484,793
Accumulated other comprehensive income	6,731,193	4,863,975
Retained earnings	23,217,329	17,059,191

	49,433,870	42,418,287
Subscription receivable	(765,858)	(324,440)

Total shareholders’ equity of the Company	48,668,012	42,093,847
Non-controlling interest	620,898	495,848

TOTAL EQUITY	49,288,910	42,589,695

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$82,863,988	$70,105,545

See Notes to the Condensed Consolidated Financial Statements

ONE Bio, Corp.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$13,540,053	$13,504,890	$38,959,672	$37,347,194
Cost of sales	7,782,332	8,484,199	21,356,882	23,287,108

Gross profit	5,757,721	5,020,691	17,602,790	14,060,086

Operating expenses
General and administrative expenses	1,583,385	1,436,565	5,301,402	3,695,867
Intangible assets expense	744,502	-	744,502	-
Research and development expenses	85,011	73,248	300,338	186,856
Selling and marketing expenses	275,922	380,775	944,877	590,898

	2,688,820	1,890,588	7,291,119	4,473,621

Income from operations	3,068,901	3,130,103	10,311,671	9,586,465
Interest and financing expense	(422,446)	(172,689)	(1,141,933)	(546,979)
Interest income	25,402	9,316	58,812	21,935
Other expense	(157,222)	(231,871)	(126,081)	(592,503)

Income before income taxes	2,514,635	2,734,859	9,102,469	8,468,918
Provision for income taxes	(734,795)	(710,510)	(2,833,682)	(2,214,710)

Net income	1,779,840	2,024,349	6,268,787	6,254,208
Net income attributable to non-controlling interest	(33,104)	(112,063)	(106,736)	(355,363)

Net income attributable to Company	$1,746,736	$1,912,286	$6,162,051	$5,898,845

Earnings per share
-Basic	$0.23	$0.31	$0.87	$0.98
-Diluted	$0.22	$0.29	$0.82	$0.93

Weighted average number of shares outstanding
-Basic	7,636,568	6,158,559	7,097,667	6,007,606
-Diluted	8,113,047	6,529,259	7,537,201	6,373,265

STATEMENT OF COMPREHENSIVE INCOME
Net income	$1,779,840	$2,024,349	$6,268,787	$6,254,208
Other comprehensive income-unrealized foreign currency gain	814,918	592,047	1,885,531	707,820

Comprehensive income	2,594,758	2,616,396	8,154,318	6,962,028
Comprehensive income attributable to non-controlling interest	(39,796)	(140,347)	(125,051)	(396,988)

Comprehensive income attributable to the Company	$2,554,962	$2,476,049	$8,029,267	$6,565,040

See Notes to the Condensed Consolidated Financial Statements

ONE Bio, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$6,268,787	$6,254,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	572,737	343,983
Amortization of intangible assets expense	107,956	81,877
Amortization of land use rights expense	19,914	-
Amortization of lease prepayments expense	2,712,005	1,692,603
Amortization of loan discount fees expense	261,333	-
Intangible assets expense	744,502	-
Stock-based compensation expense	19,152	36,244
Stock for services expense	74,250	55,500
Warrants expense	21,102	-
Changes in operating assets and liabilities:
Receivables	4,356,059	(5,101,210)
Other receivables and prepaid expenses	(879,743)	(431,986)
Inventory	(4,469,453)	(2,526,095)
Other assets	454,130	(273,372)
Accounts payable	(534,013)	640,937
Other payables and accrued liabilities	446,715	3,416,829
Amount due to a related party	-	136,333
Amount due to a stockholder	-	(151,931)
Income tax payable	(126,285)	(387,445)
Deferred taxes	(203,169)	89,971

Net cash flows provided by operating activities	9,845,979	3,876,446

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,047,152)	(1,345,338)
Proceeds from sale of equipment	-	76,936
Deposits paid for land lease rights	(3,161,931)	(5,673,251)
Deposits paid on technology projects	(344,369)	(413,680)
Investment in land use rights	(1,127,025)	-
Loans receivable	(5,612,105)	1,847,945

Net cash flows used by investing activities	(11,292,582)	(5,507,388)

Cash flows from financing activities
Proceeds from bridge loan	-	3,000,000
Proceeds from bank loans	3,600,219	3,881,698
Loans payable	4,794,565	745,527
Repayment of bridge loan	(448,000)	-
Repayments of bank loans	(4,510,910)	(3,460,220)
Issuance of common stock	782,317	-
Issuance of preferred stock	460,000	10
Repurchase and cancellation of common stock	-	(78,256)
Loan from stockholders	162,703	532,500
Preferred stock dividends	(3,913)	-

Net cash flows provided by financing activities	4,836,981	4,621,259

Effect of foreign currency translation	395,376	(183,631)

Net increase in cash and cash equivalents	3,785,754	2,806,686
Cash and cash equivalents – beginning of period	10,674,986	4,928,968

Cash and cash equivalents – end of period	$14,460,740	$7,735,654

Supplemental disclosures for cash flow information:
Cash paid for interest	$1,146,806	$1,153,176
Cash paid for income taxes	$3,195,068	$2,554,129

Supplemental disclosures for non-cash activity:
Adjustment of goodwill arising from change in TFS acquisition	$64,914	$1,493,339
Repurchase and cancellation of common stock	$2,270,000	$-
Cancellation of common stock in subscription receivable	$86,420	$-
Issuance of common stock as consideration for bridge loan modification	$972,000	$-
Issuance of common stock for satisfaction of deposits received in prior quarter	$-	$60,000

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

2.    Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K and Form 10-K/A filed by the Company with the SEC. The consolidated results of operations for the current fiscal period end are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Receivables
Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The Company maintains allowance for doubtful accounts for estimated losses resulting from uncollectible accounts. Management makes estimates of the collectability of the accounts receivable. Management also critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, customers credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Inventory
Inventory is stated at the lower of cost and current market value. Costs include the cost of purchase and processing, and other costs. Inventory is stated at cost upon acquisition. The cost of inventory is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventory is recognized as a provision for diminution in the value of inventory. Net realizable value is the estimated selling price in the normal course of business less the estimated costs to completion and the estimated expenses and related taxes to make the sale. The Company account for inventory cost in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 905-330 “Inventory”

Property, Plant and Equipment
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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    Summary of Significant Accounting Policies – continued

Impairment of Long-lived Assets
In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment”, certain assets such as property, plant, and equipment, and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of the period reporting date.

Goodwill
All of the Company’s goodwill have been accounted for under the provisions of FASB ASC Topic 350 “Intangibles-Goodwill and Other” which requires that the goodwill deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches.

Revenue Recognition
The Company recognizes revenues in accordance with FASB ASC Topic 605 “Revenue Recognition” when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable. The Company recognizes sales revenue when goods are shipped or ownership has transferred.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received. The Company’s practice is to recognize interest and/or penalties to income tax matters in income tax expense.

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

Foreign Currency Translation
In accordance with FASB ASC Topic 830 “Foreign Currency Matters”, assets and liabilities of subsidiaries using local currency (Canadian Dollar and Chinese Renminbi) as the functional currency have been translated at fiscal period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of shareholders’ equity in accumulated other comprehensive income.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    Summary of Significant Accounting Policies – continued

Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

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

The Company is exposed to fluctuations in foreign exchange rates and reduces its exposure to the fluctuations by periodically using derivative financial instruments and entering into derivative transactions with financial institutions to manage the primary risk, “foreign currency price risk”. The Company’s derivative instruments may comprise the following types of instruments:

Foreign currency forward contracts – derivative instruments that convert one currency to another currency and contain a fixed amount, fixed exchange rate used for conversion and fixed future date on which the conversion will be made. The Company recognizes unrealized gain (loss) in the consolidated statements of income and comprehensive income for temporary fluctuations in the value of non-qualifying derivative instruments designated as cash flow hedges, if the fair value of the underlying hedged currency decreases (increases) prior to maturity. The Company reports realized gain (loss)  upon conversion if the fair value of the underlying hedged currency decreases (increases) as of the maturity date.

The amount required to enter into similar offsetting contracts with similar maturities based on quoted market prices approximates the fair value of derivative financial instruments. The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates quoted by financial institutions (Level 2) and are marked-to-market each period with gains and losses on these contracts recorded in foreign exchange gain (loss) in the Company’s consolidated statements of income and comprehensive income in the period in which the value changes with the offsetting amount of unsettled positions included in other current assets or liabilities in the consolidated balance sheets. The location and amounts of the fair value in the consolidated balance sheets and gain (loss) in the consolidated statements of income and comprehensive income related to the Company’s derivative instruments are described under Note 20 Fair Value of Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements.

Stock-Based Compensation
The Company uses the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of FASB ASC Topic 718 “Compensation-Stock Compensation”. Share-based compensation cost is measured on the grant date, based on the calculated fair value of the award.  We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which in our circumstances is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the award that has vested. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered.  This estimate is adjusted in the period once actual forfeitures are known.

Earnings Per Share
Earnings (loss) per common share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted earnings per common share is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    Summary of Significant Accounting Policies – continued

Comprehensive Income
The Company follows FASB ASC Topic 220 “Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders’ equity. Other than foreign exchange gains and losses, the Company has no other comprehensive income (loss) components.

Recent Changes in Accounting Standards
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” which amends the standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The standard is effective for fiscal years beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011 -05 “Comprehensive Income: Presentation of Comprehensive Income” which requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments in the update eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. The amended statement is effective for fiscal years beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” which simplifies how entities test goodwill for impairment. The amended standard permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The amended standard is effective for fiscal years beginning after December 15, 2011.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Reclassifications
Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

3.    Receivables, net

	September 30, 2011	December 31, 2010

Receivables	$14,035,968	$18,079,696
Allowances for doubtful accounts	(72,891)	(70,430)

	$13,963,077	$18,009,266

4.    Loan Receivables

These assets are non-derivative financial assets primarily from financing facility agreements which are evidenced through a series of notes issued by its customers. The loan accounts are typically secured by credit insurance and by the assignment of various forms of collateral, such as the proceeds of assigned trade receivables or issued invoices or through the underlying assets being financed. At each fiscal period end, Management evaluates for impairment and provides allowances for credit losses due to impaired loans.

5.    Inventory

	September 30, 2011	December 31, 2010

Raw material	$617,812	$232,928
Packaging material	216,048	90,616
Work in progress	7,899,537	3,815,837
Finished goods	361,242	365,826
	$9,094,639	$4,505,207

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.   Property, Plant and Equipment

	September 30, 2011	December 31, 2010

Building and structural components	$4,652,972	$3,676,087
Machinery	2,041,170	1,941,389
Office equipment and furniture	457,340	439,484
Vehicles	226,296	218,654
Leasehold improvement	2,027,522	1,960,756

	9,405,300	8,236,370
Less: Accumulated depreciation	(2,079,315)	(1,561,851)

	7,325,985	6,674,519
Construction in progress	2,626,706	2,199,113

	$9,952,691	$8,873,632

As of September 30, 2011, the Company has pledged buildings and structural components with a carrying value of $3.2 million as collateral for loan facilities with financial institutions.

The Company has a capital commitment of $6.9 million to complete the construction in progress as of September 30, 2011.

During the periods, depreciation expense is included in:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Cost of sales	$68,298	$68,260	$208,849	$201,706
Administrative, selling and R&D expenses	127,537	56,233	363,888	142,277

7.    Land Use Rights

	September 30, 2011	December 31, 2010

Original cost	$1,347,535	$1,302,024
Deposit paid for acquisition of land use rights	1,127,025	-

	2,474,560	1,302,024
Less: Accumulated amortization	(212,218)	(185,808)

	$2,262,342	$1,116,216

The original cost of land use rights cost was acquired by the Company in the PRC in 2004 to construct its main operating and production facilities and they expire in 2054.

As of September 30, 2011, the Company has pledged land use rights with a carrying value of $0.9 million as collateral for a loan facility with a financial institutions.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 8, 2011, the Company entered into an agreement with the County Government of Nanya, Jain to acquire the rights to use a piece of land for $3.7 million. The Company paid an initial deposit of $1.1 million and the balance of $2.6 million will be paid when certain conditions pertaining to delivery of the land are completed.

General
Land Use Rights are generally associated with the long-term use of land underlying a building or production facility in the PRC. These rights have characteristics similar to a real estate property deed under western law in that they are:

1.	paid for at initial acquisition

2.	have an extended life, up to 50 years

3.	generally relate to a building or production facility

4.	may be pledged as collateral for debt

5.	require no further payments by the owner unless the land usage or building configuration is modified

They differ from a real estate property deed in that:

1.	the transfer of use rights is not permanent

2.	and therefore they are amortized over their useful life.

8.    Goodwill

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets. Goodwill was recorded with the purchase of Trade Finance Solutions, Inc. (“TFS”)

Balance at December 31, 2010	$1,596,569
Adjustment of contingent purchase price	64,914

Balance at September 30, 2011	$1,661,483

Future adjustments to prior acquisitions may be required due to adjustments to plans formulated in accordance with FASB ASC Topic 805.

9.    Deposits on Technology Projects

As of September 30, 2011, the Company has commitments of $1.1 million to purchase additional technology for and development of new extraction techniques on various products.

10.    Other Assets

	September 30, 2011	December 31, 2010
Land Lease Rights

Forestry Bureau of Sanming City	$4,866,557	$5,873,338
Sanming Sanyuan Forestry Bureau	2,034,907	1,492,282
Jianyang Jiuru Liuyun Tea Co., Ltd	469,594	584,813
Government of Hufang Town, Mingxi County	782,656	-
Yushan Town (Harvest Rights)	8,897,122	8,725,659
Deposits	1,173,984	845,458
Other	38,004	37,995

	$18,262,824	$17,559,545

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated land lease rights amortization and commitment for the five succeeding twelve months’ periods and thereafter are as follows:

Period	Amortization	Commitment

1st succeeding period	$4,854,498	$1,948,815
2nd succeeding period	4,813,735	3,435,862
3rd succeeding period	4,813,735	12,409,016
4th succeeding period	4,813,735	1,596,619
5th succeeding period	4,813,735	3,474,994
Thereafter	110,451,966	91,567,069

The estimated Company’s office and workshops lease amortization and commitment for the four succeeding twelve months’ periods are as follows:

Period	Amortization	Commitment

1st succeeding period	$165,516	$162,941
2nd succeeding period	158,854	156,279
3rd succeeding period	24,716	24,502
4th succeeding period	12,522	12,522
5th succeeding period	12,522	12,522

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

Government of Hufang Town, Mingxi County
In August 2011, the Company entered into a 30 year lease agreement with Government of Hufang Town, Mingxi County effective September 1, 2011 for cultivation bases of magnolia officinicals. According to the agreement, the Company is required to pay a non-refundable deposit which will be used to set off against the lease rental of the last 2 years of the lease period.

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

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2011, the Company has deposits paid to a lender and a vendor to secure the following:

A PRC operating subsidiary of the Company has established a credit facility with a local lender denominated in Rmb. The credit facility requires that the Company deposit an amount of $391,328 representing 50% of the total credit applied into an Escrow Account as guaranty against default.

On May 26, 2011, the Company’s operating subsidiary in the PRC entered into a long term purchase contract with a local supplier for a guaranteed annual supply of raw material. The agreed pricing is for the next five years and the Company is required to make a nonrefundable deposit of $782,656 which will be utilized annually against the guaranteed supply.

11.    Loans Payable

The Company has entered into certain financial agreements and loans payable as follows:

	September 30, 2011	December 31, 2010

Description of borrowings:
PRC Loans:
China Construction Bank, Secured A	$1,095,719	$-
China Construction Bank, Secured B	-	1,512,447
China Construction Bank, Jianou sub-branch	782,656	-
Rural Credit Cooperative of Jianou	-	1,361,203
Rural Credit Corporation, Secured C	626,125	604,979
Industrial and Commercial Bank	1,878,375	1,814,937
Acquisitions Loans:
Reverse Acquisition of GPB	1,492,543	980,349
Acquisition of TFS	1,026,825	974,750
Acquisition of Supreme	718,400	1,238,400
Canada Loans:
Financial Services	12,569,345	7,254,780
United States Loan:
Bridge Loan	2,552,000	3,000,000
Shareholder Loans:
Notes Payable	2,270,000	-
Other	1,006,471	973,176

	26,018,459	19,715,021
Less: Loans payable, current portion	(24,530,763)	(19,122,823)

Loans payable, less current portion	$1,487,696	$592,198

China Construction Bank, Secured A - The amount represents a short term loan and accrues interest at 115% of the rate quoted by the People’s Bank of China. The loan is secured by buildings with a carrying value of $1.0 million and personal guarantees from two individual officers of the operating subsidiary. The loan matures on May 12, 2012.

China Construction Bank, Jianou sub-branch - The amount represents a short term loan maturing in December 2011 which is provided at a discount rate of 7.1% per annum. The loan is secured against a guarantee deposit of $0.39 million with the financial institution.

Rural Credit Cooperative, Secured C – The Company entered into a one year short term loan agreement with Rural Credit Cooperative which will mature on May 28, 2012 and carries interest at an annual rate of 10.1%. The loan is secured by a guarantee company. In return, the Company provided a counter guarantee of $125,225 to the guarantee company. The guarantee company charged a fee of $11,140.

Industrial & Commercial Bank
On July 7, 2010, the Company entered into a 2 year revolving loan facility agreement with Industrial & Commercial Bank of China (“ICBC”), which carries an interest rate of 85% of the rate stipulated by the People’s Bank of China. Under the terms of the loan facility, usage of the funds is restricted to the purchase of certain inventory items. ICBC charged a commission fee of $33,293 upon providing the facility. The Company pledged buildings, construction in progress and land use rights with a carrying value of $3.1 million as collateral for the revolving loan facility.

Reverse Acquisition of GPB - The amount represent two interest free notes issued in connection with the acquisition of Green Planet Bioengineering Co Limited. One is for $678,428 and the other for $814,115 which will mature in December 2011.

Acquisition of TFS - The amount represents the final cash consideration in connection with the acquisition of Trade Finance Solutions, Inc. The amount is interest free and payment is due based on the achievement of certain milestones.

Acquisition of Supreme - The amount represent two interest free notes issued in connection with the acquisition of Supreme Discovery Group Limited. One is for $557,280 and another for $681,120 which will mature in December 2011. During the quarter, a partial payment of $520,000 was paid to the note holders.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Services - Our Financial services business units borrow money from various individual private lenders at prevailing rates, which was 12% for instruments issued as of September 30, 2011. These borrowings are collateralized by a first lien on the receivables of TFS and mature in one year. Interest and principal is due at maturity.

Bridge Loan – The amount represents the borrowings from various lenders with an interest rate of 8% per annum. The loan maturity date was extended to December 1, 2011 through a loan extension agreement executed on July 8, 2011.

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

The Company has long term loans payable of $1.49 million of which $371,000 and $187,000 is payable during the first and second succeeding twelve months’ periods respectively and $930,000 is payable after five years.

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

The Company contributed $40,184 and $23,235 for the three months ended September 30, 2011 and 2010 respectively, and $107,594 and $89,147 for the nine months ended September 30, 2011 and 2010 respectively.

13.    Related Party Transactions

Amounts due to the related parties are payable to entities controlled by shareholders, officers or directors of the Company as well as transactions with these related parties. These amounts are non-interest bearing, unsecured and not subject to specific terms of repayment unless stated otherwise.

	September 30, 2011	December 31, 2010

Demand loans with no interest and recorded within loans payable	$625,609	$932,500
Debentures issued by a subsidiary	600,000	875,000
Amount due to shareholders	511,529	40,676
Amount due from shareholders	50,000	50,000
Amount due to an entity whose director is also a director of the Company	27,762	22,974
Amount paid for services to an entity whose shareholder is also a director
of the Company	245,432	96,400
Loan due from an entity in which the CEO of the Company is a shareholder	262,500	262,500
Loans provided to an entity in which the Chairman and the CEO of the
Company are shareholders	1,202,366	-
Bonuses due and recorded within other payables	250,000	-
Repurchase of shares of Common Stock and recorded within loans payable	2,270,000	90,000

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

14.    Capital Stock

The Company is authorized to issue 10 million shares of Preferred Stock with a par value of $0.001 and has designated an issuance of 10,000 shares of Series A Preferred Stock (“Series A”) and up to 2.5 million shares of Series B Preferred Stock (“Series B”). The Series B which are convertible and redeemable are fully described under Note 15 Temporary Equity.

The Series A do not have any other rights other than voting rights. Holders of each share of Series A is entitled to 2,000 votes on all matters presented to the shareholders of the Company for shareholder vote which shall vote along with holders of the Company’s Common Stock on such matters.

The Company is authorized to issue 150 million shares of Common Stock with a par value of $0.001. Each share of Common Stock entitles the holder to one vote. During the nine months ended September 30, 2011, the Company had the following Common Stock transactions:

1.	1,650,180 shares issued to investors.
2.	216,000 shares issued as consideration for bridge loan modification.
3.	16,740 shares issued for services rendered.
4.	3,750 shares issued as directors’ fees
5.	(90,800) shares repurchased from executives of the Company and retired.
6.	(21,605) shares cancelled from subscription receivable and retired.

15.     Temporary Equity

The Company accounts for convertible redeemable shares of Preferred Stock in accordance with FASB ASC Topic 480 "Distinguishing Liabilities from Equity" and Emerging Issues Task Force ("EITF") Topic D 98 " Classification and Measurement of Redeemable Securities."

During the quarter ended September 30, 2011, the Company issued 46,000 shares of Series B to investors at $10.00 per share. The shares of Series B issued have a coupon rate of 10% per annum paid quarterly and matures three years from the issue date. Holders of the Series B may, at any time, convert all or any part of their Series B shares to shares of Common Stock based on the closing price of the Company’s Common Stock on the date of conversion. The converted shares of Common Stock are also subject to a lock up/leak out agreement. Any shares of Series B which remain unconverted at the maturity date will be redeemed for cash.

As security for the full and timely payment of the Company’s obligations for the coupon and redemption of the Series B shares that are not converted at maturity date, the Company has granted the Series B holders a senior security interest on the assets of the Company and a first lien security interest on the assets of the Company’s subsidiaries, Fujian Green Planet Bioengineering Co., Ltd and Fujian United Agriculture Technology Co., Ltd.

16. Warrants

The Company accounts for warrants in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 07-05 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock."

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is approved by the Company’s Board of Directors at the time of issuance. A summary of warrants at September 30, 2011 and activity during the period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2011	355,200	$25.68	2.41	$-
Issued	180,000	$4.25	4.39	$99,000
Exercised	-	$-	-	$-
Forfeited/cancelled	(60,000)	$(3.75)	(4.50)	$(63,000)

Outstanding at September 30, 2011	475,200	$20.33	2.75	$36,000

Exercisable at September 30, 2011	475,200	$20.33	2.75	$36,000

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following information applies to warrants outstanding and exercisable at September 30, 2011:

	Warrants Outstanding and Exercisable
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term
Range of exercise prices	Shares	Price	(in years)

$4.50	120,000	$4.50	4.84
$20.05-$25.00	331,200	$25.00	2.73
$25.01-$35.00	24,000	$35.00	1.20

	475,200	$20.33	2.75

During the quarter ended September 30, 2011, the Company cancelled and reissued warrants to purchase 120,000 shares of the Company’s Common Stock to an investor.

The Company used the Black-Scholes valuation model to determine the fair value of warrants (Level 3 inputs) on the date of reissue. This model derives the fair value of warrants based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield. For the quarter ended September 30, 2011, the estimated fair value of the reissued warrants was $115,399, recorded in general and administrative expense, using the following assumptions:

	For the three months
	ended September 30,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected price volatility	56.0%	0.0%
Risk free interest rate	0.25%	0.0%
Expected life of warrants in years	2.5	0.0

17.    Put Right

The Company accounts for put right in accordance with FASB ASC Topic 480 "Distinguishing Liabilities from Equity" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

On February 28, 2011, the Company engaged consulting firms (“ Firms”) to provide consulting and advisory services. In return for their services, the Company issued to the Firms a Put Right to sell 150,000 shares of the Company’s Common Stock at a put price of $5.00 per share. The term of the Put Right is 5 years and can be exercised after June 6, 2011. However, the exercise of the Put Right is restricted to a maximum of 90,000 shares prior to November 10, 2011.

On July 8, 2011, the above Put Right was modified. As part of the modification, (i) the Put Right was amended to sell 300,000 shares of the Company’s Common Stock; (ii) the put price was amended to $5.3893 per share; and (iii) the exercise of the Put Right can only be made when certain milestones are achieved.

During the quarter ended September 30, 2011, the Company used the Black-Scholes valuation model to determine the fair value of the Put Right (Level 3 inputs) on the date of modification. This model derives the fair value of Put Right based on certain assumptions related to the expected stock price volatility, expected life, risk-free interest rates and dividend yield. The estimated fair value of the modified Put Right was $277,932 recorded in other payables and accrued liabilities in the balance sheet and in general and administrative expense, using the following assumptions:

	For the three months ended September 30,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected price volatility	56.0%	0.0%
Risk free interest rate	0.25%	0.0%
Expected life of Put Right in years	2.5	0.0

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.    Stock Based Compensation

During the nine months ended September 30, 2011and 2010, we recognized total non-cash stock-based compensation of $19,152 and $36,244 respectively. All stock-based compensation are booked to general and administrative expenses.

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

The Option activity during the nine months ended September 30, 2011 is as follows:

		Number of Options
		Outstanding as		Granted/	Outstanding as
	Exercise	of January 1,		forfeited/	of September
Month of grant	price	2011	Exercised	cancelled	30, 2011

January 2010	$30.00	500	-	-	500
January 2010	30.45	15,000	-	-	15,000

		15,500	-	-	15,500

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

20.    Fair Value of Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815 “Derivatives and Hedging.” All derivative instruments are recorded in the Company’s consolidated balance sheet at fair value which represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on closing market prices of the instruments. The notional amount of the forward exchange contracts is the amount of foreign currency bought or sold at maturity and is indicative of the extent of the Company’s involvement in the various types and uses of derivative instruments, but not a measure of the Company’s exposure to credit or market risks through its use of derivative instruments.

As of September 30, 2011, the Company did not have any derivative instrument designated or qualifying as hedging instruments under ASC Topic 815.

	Location of Loss in Consolidated Statement of Income and Comprehensive Income	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Derivative instruments not designated or qualifying as hedging instruments under ASC 815:
Foreign currency contracts	Other expense	$345,941	$-	$345,941	$-

The fair value of this instrument was accounted for as a reduction of deposit made by the Company included in other assets in the balance sheet in connection with this transaction.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

21.    Taxation

Income Tax

United States

The Company is subject to the United States of America Tax law at tax rate of approximately 40%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of September 30, 2011 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations

BVI

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

Accordingly, all our entities and VIEs which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the nine months’ period ended September 30, 2011 and 2010.

The components of the provision for income tax are:

	For the nine months ended September 30,
	2011	2010
Current taxes	$3,037,211	$2,131,095
Deferred taxes	(203,529)	83,615

	$2,833,682	$2,214,710

As of September 30, 2011, substantially all of the Company’s North America deferred tax assets, net of deferred tax liabilities continued to be subject to a valuation allowance. In Management’s estimate, the realization of these assets is dependent on substantial future taxable income which at September 30, 2011, is more-likely-than-not that it will not be achieved.

22.    Contingencies

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

As of September 30, 2011, the Company is in discussion with the PRC government to relocate one of the Company’s facility to another site which the Company has a purchase commitment. The government has indicated that they will provide compensation to the Company as relocation costs, the amount of which is being negotiated. The Company has approximately $1.3 million of assets comprising principally buildings in the current facility which will eventually be fully reserved upon the final determination of the relocation date. The relocation date is subject to the government securing relocation agreements with the existing tenants in the new site and final delivery of vacant possession to the Company. Management estimates that under prevailing circumstances the relocation will probably not occur until 2-5 years later.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

23.    Segmented Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s executive management for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Accordingly, in accordance with FASB ASC Topic 280-10 “Segment Reporting”, the Company’s operations comprises three reporting segments engaged in herbal and chemical extracts, organic products and financing within Canada, PRC and the United States.

The following represents the segmented information based on geographical distribution:

		North
For the nine months ended September 30, 2011	Asia	America (1)	Total

Revenues	$35,991,647	$2,968,025	$38,959,672
Cost of sales	19,649,321	1,707,561	21,356,882

Gross profit	16,342,326	1,260,464	17,602,790
Operating expenses	3,872,025	863,006	4,735,031

Operating profit	$12,470,301	$397,458	12,867,759

Corporate expenses,
including amortization			2,556,088
Interest and others			1,209,202

Income before income taxes
and non-controlling interest			$9,102,469

Segmental assets at September 30, 2011	$70,739,848	$43,609,441	$114,349,289

Less: Consolidation adjustments			31,485,301

Consolidated assets at September 30, 2011			$82,863,988

(1) North America segment includes $935,605 of interest income classified as Revenues and $954,883 of interest expense classified as Cost of sales in TFS and excludes corporate expenses including amortization.

		North
For the nine months ended September 30, 2010	Asia	America (2)	Total

Revenues	$27,954,038	$9,393,156	$37,347,194
Cost of sales	15,494,042	7,793,066	23,287,108

Gross profit	12,459,996	1,600,090	14,060,086
Operating expenses	2,434,898	1,080,373	3,515,271

Operating profit	$10,025,098	$519,717	10,544,815

Corporate expenses,
including amortization			958,350
Interest and others			1,117,547

Income before income taxes
and non-controlling interest			$8,468,918

Segmental assets at September 30, 2010	$54,298,263	$39,564,913	$93,863,176
Less: Consolidation adjustments			25,574,156

Consolidated assets at September 30, 2010			$68,289,020

(2) North America segment includes $583,830 of interest income classified as Revenues and $629,364 of interest expense classified as Cost of sales in TFS and excludes corporate expenses including amortization.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We currently operate 3 business units as follows:

Chemical and Herbal Extracts (“CHE”) – Our CHE business unit produces chemical and herbal extracts for use in a wide range of health and wellness products. This business unit is organized under Elevated Throne (previously under Green Planet).

Organic Products (“OP”) – Our OP business unit manufactures a variety of consumer and commercial use health and energy products, organic food products and fertilizers primarily based on bamboo. This business unit is organized under UGTI and its acquired subsidiary Supreme.

Financing (“FIN”) – Our FIN business unit was acquired to support our international expansion by handling the logistics, fulfillment and financing for the group’s sales out of PRC. FIN provides balance sheet financing solutions and mitigates the group’s international credit exposure by insuring all international receivables through A-rated third party insurance providers. This business unit is organized under TFS.

The following represents the segmented information based on operating segments:

	Chemical
	and Herbal	Organic
For the nine months	Extracts	Products	Financing (1)
ended September 30, 2011	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$16,766,194	$19,225,453	$2,968,025	$-	$38,959,672
Cost of sales	7,990,621	11,658,700	1,707,561	-	21,356,882

Gross profit	8,775,573	7,566,753	1,260,464	-	17,602,790
Operating expenses	2,817,372	1,054,653	863,006	-	4,735,031

Operating profit	$5,958,201	$6,512,100	$397,458	$-	12,867,759

Corporate expenses,
including amortization					2,556,088
Interest and others					1,209,202

Income before income taxes
and non-controlling interest					$9,102,469

Segmental assets at
September 30, 2011	$38,257,778	$32,482,070	$13,090,246	$30,519,195	$114,349,289

Less: Consolidation adjustments					31,485,301

Consolidated assets at September 30, 2011					$82,863,988

(1) Financing segment includes $935,605 of interest income classified as Revenues and $954,883 of interest expense classified as Cost of sales.

ONE BIO CORP.
(PREVIOUSLY CONTRACTED SERVICES, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Chemical
	and Herbal	Organic
For the nine months	Extracts	Products	Financing (2)
ended September 30, 2010	(CHE)	(OP)	(FIN)	Corporate	Total

Revenues	$13,332,565	$14,621,473	$9,393,156	$-	$37,347,194
Cost of sales	6,628,612	8,865,430	7,793,066	-	23,287,108

Gross profit	6,703,953	5,756,043	1,600,090	-	14,060,086
Operating expenses	1,867,584	567,314	1,080,373	-	3,515,271

Operating profit	$4,836,369	$5,188,729	$519,717	$-	10,544,815

Corporate expenses,
including amortization					958,350
Interest and others					1,117,547

Income before income taxes
and non-controlling interest					$8,468,918

Segmental assets at
September 30, 2010	$29,154,394	$25,143,869	$10,170,411	$29,394,502	$93,863,176

Less: Consolidation adjustments					25,574,156

Consolidated assets at September 30, 2010					$68,289,020

(2) Financing segment includes $583,830 of interest income classified as Revenues and $629,364 of interest expense classified as Cost of sales.

During the nine months ended September 30, 2011 and 2010, the Company had no sales to any customer that exceeded 10% of total revenues.

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

We are headquartered in Aventura, FL, USA; however, our primary operating enterprises, Sanming Huajian Bio-engineering Co., Ltd (“Sanming”), Fujian Green Planet Bio-engineering Co., Ltd (“Fujian GP”), Jianou Lujian Foodstuff Co (“JLF”) and Fujian United Agriculture Technology Co. Ltd (“Fujian UAT”) are based in the Fujian province of the People’s Republic of China (“PRC”). Our key market is Asia-Pacific which currently generates approximately 75% of our revenue followed by North and South America that generates 25% of our revenue.

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

Bridge loan

As described fully in the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010, on Form 10-K, the Company entered into a loan financing agreement with UTA Capital and other accredited investors for a $3,000,000 bridge loan. The bridge loan was modified and extended on June 30, 2010 (first extension) and was subsequently extended on December 20, 2010 (second extension).

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

On July 8, 2011 with an effective date of June 1, 2011, the Company entered into a Fourth Loan Extension Agreement (“Extension”) with the Investors pursuant to which, among other things, on or before July 29, 2011, the Company shall make a principal reduction payment of $348,000 (“Principal Reduction”) to the Investors in respect of the loan evidenced by an aggregate amount of $2,900,000 of Promissory Notes executed by the Company and each of the Investors on August 12, 2010 and as amended, modified and extended through the date of the Extension (each a “Note” and collectively the “Notes”). The Principal Reduction was subsequently paid on July 27, 2011. After giving effect to the Principal Reduction payment, the outstanding principal amount of the Notes will be $2,552,000. The maturity date of the Notes was extended to December 1, 2011 (“Extended Maturity Date”). Interest will accrue at an interest rate of 8% per annum and shall be payable by the Company to the Investors on a monthly basis on the first business day of each month that the Notes remain outstanding commencing on August 1, 2011. Notwithstanding the terms and conditions of prior agreements between the Parties to the contrary, the Parties acknowledged and agreed that the $580,000 premium payment under the Notes shall be converted and paid as part of 216,000 shares of the Company’s Common Stock (“Conversion Shares”). As of the date of filing this 10-Q report, all the Conversion Shares have been issued to the Investors. The Parties also agreed to cancel, null and void the following warrants: (a) warrants to purchase an aggregate 90,000 shares of Common Stock issued to the Investors on or about April 1, 2011; and (b) warrants to purchase an aggregate 58,000 shares of Common Stock issued to the Investors on or about January 1, 2011 to the Investors. In consideration of the Conversion Shares and the Principal Reduction, concurrent with the execution and delivery of the Extension, the Company’s obligation to issue an aggregate of 58,000 shares of Common Stock to the Investors on or about May 2, 2011, was terminated. Furthermore, the Investors have also waived any event of default by the Company under the Notes arising solely from the nonpayment of the principal amount of the Notes at the June 1, 2011 maturity date.

Consulting Agreement

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

UGTI and our OP operating division

Our OP business unit operates under the umbrella of our subsidiary United Green Technology Inc. (“UGTI”) which contractually controls and operates JLF.  JLF is the principal operating enterprise of this business unit and is located in and organized under the laws of the PRC. UGTI also owns 100% of Fujian UAT, which is a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC.

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

Presently, JLF operates production lines to produce both 18L boiled bamboo shoot cans and boiled vegetable cans. This includes the production of 50 kinds of products, such as 18L boiled bamboo shoot cans, boiled bamboo shoot cans with vacuum packing, boiled mixed vegetables, boiled seasoned vegetables and Kamameshi (a Japanese rice dish), with a quality rating that meets national and international standards.  The boiled bamboo shoots and mixed vegetables account for the majority of the products sold. Most of the production is sold domestically and a small portion exported to other countries such as Japan, Southeast Asia, Europe and North America.

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

Results of Operations and Financial Condition

Elevated Throne and its subsidiaries (“ET”) were absorbed into ONE Bio as a direct subsidiary for consolidation effective second quarter fiscal 2010. Hence, the information reported in our condensed consolidated financial statements for the nine months ended September 30, 2011 has fully consolidated the results of ET directly. The change will only impact the line reporting of the amounts at the non-controlling interest and net income attributable to the Company.

Three Months Ended September 30, 2011 (“Q311-QTR”) versus September 30, 2010 (Q310-QTR”)

Revenues
For Q311 the Company generated revenues of approximately $13.5 million compared to $13.5 million for Q310-QTR. During Q311-QTR, the Company’s continued  revenue growth from both the core operating business units. The CHE business recorded an increase of 25% while the OP business contributed a 32% increase. The Company’s increase in revenue from the core business units was offset by the decrease in revenue in our non-core third-party financing business.  The decrease is not attributable to a loss of customers but a shift in the business focus to move toward transaction-based fees which have considerably higher gross margins.  The decrease of $2.7 million in the FIN business unit was mainly a result of the change in mix in its financial products portfolio of fee income and interest as compared to a greater mix of financial products under gross invoice value in the corresponding comparative period.

Cost of Sales
Cost of sales from operations for Q311-QTR was $7.8 million compared to $8.5 million for Q310-QTR, resulting in a decrease of $0.7 million or 8%. The decrease in cost of sales is mainly recorded in the FIN business unit of $2.5 million due to a change in the mix of the financial products lines. This decrease was partly offset by the increase recorded in the CHE and OP business units of $1.8 million due to increased sales and a shift in raw material product mix in its core product lines.

Gross Profit
Gross profit from operations for Q311-QTR was $5.7 million compared to $5.0 million for Q310-QTR, resulting in an increase of $0.7 million or 15%.  The increase in gross profit is primarily the result of our business growth in the CHE and OP business units.

Approximately $0.5 million of the increase in gross profit is due to the CHE business unit’s improved operating performance. Gross profit from the CHE business unit’s operations for Q311-QTR was $3.0 million compared to $2.5 million for Q310-QTR, resulting in an increase of 20%.

Similarly, the OP business unit’s improved operating performance recorded an increase of $0.4 million or 22% in gross profit as compared with the corresponding comparative period.

The FIN business recorded a decrease in gross profit of $0.2 million for the comparative periods. It is significant to note that despite the FIN business unit recording a lower profit, it reported a higher gross profit margin resulting from a better mix of financial products earning fee income and interest.

Operating Expenses
The operating expenses reported for Q311-QTR and Q310-QTR amounted to $2.7 million and $1.9 million respectively resulting in an increase of $0.8 million. The increase was mainly due a one time intangible assets charge of $0.7 million during the quarter. This was a non cash and non recurring transaction within our CHE business unit.

Income from Operations
Income from operations for Q311-QTR was $3.1 million versus $3.1 million for Q310-QTR. The CHE business unit contributed $0.6 million of the increase for an organic growth of 38% over Q310-QTR. However, during the quarter, the contribution in the CHE business was reduced by an intangible asset charge of $0.7 million. This was a non cash and non recurring transaction within our CHE business unit. The OP business unit contributed $0.3 million of the increase over Q310-QTR or 21%. The FIN business unit contributed $56,000 of the increase for a growth of 38% over Q310-QTR.

Financing and Other Income/Expense
The Company’s interest and financing expenses for Q311-QTR amounted to $0.4 million compared to $0.2 million recorded in Q310-QTR resulting in an increase of $0.2 million. The Company’s various financial instruments remained in place. For Q311-QTR the Company incurred $157,000 in other expense.

Income before Income Taxes and Non-controlling Interests
For Q311-QTR, income before income taxes and non-controlling interest was $2.5 million versus $2.7 million for Q310-QTR, which is a decrease of $0.2 million or 8%. The CHE and OP business units contributed $0.8 million and $0.3 million respectively. However, the increase in the business income was reduced by an intangible asset charge of $0.7 million in addition to a $0.6 million increase in corporate expenses. The charge was a non cash and non recurring transaction within our CHE business unit.

Provision for Income Taxes
There was no significant change in provision for income taxes between Q311-QTR and Q310-QTR.

Non-controlling Interest
For Q311-QTR, the non-controlling interest was $33,000 versus $112,000 for Q310-QTR.  The decrease in non-controlling interest was due to ONE consolidating the CHE business unit directly instead of via Green Planet in the prior fiscal reporting period.

Net Income attributable to Company
Net income for Q311-QTR was $1.7 million compared to $1.9 million for Q310-QTR, which is a decrease of $0.2 million or 8%.

Nine Months Ended September 30, 2011 (“Q311-YTD”) versus September 30, 2010 (“Q310-YTD”)

Revenues
The Company generated $38.9 million of revenues for Q311-YTD as compared to $37.3 million for Q310-YTD from operations resulting in an increase of $1.6 million or 4%. The increase in revenue is primarily the result of our business growth in the CHE and OP business units.

Approximately $3.4 million and $4.6 million of the increase in revenues is due to the increase in sales resulting from the continued focus on driving customer value through our core product lines in the CHE and OP business respectively. In addition, the Company is positioned to take advantage of a shift in the product and customer mix combined with a broader product portfolio which has started to contribute to the increase in sales. We continue to experience an increase in demand for our product portfolio and have increased the number of customers compared to prior periods.

The increase is offset by the decrease of $6.4 million in the FIN business unit mainly as a result of the change in mix in its financial products portfolio of fee income and interest as compared to a greater mix of financial products under gross invoice value in the corresponding comparative period.

Cost of Sales
Cost of sales from operations for Q311-YTD was $21.4 million compared to $23.3 million for Q310-YTD, resulting in a decrease of $1.9 million or 8%. The decrease of $6.1 million recorded in the FIN business unit was offset by the increase of $1.4 million and $2.8 million in the CHE and OP business units respectively which is directly attributed to higher revenues and a shift in raw material product mix in its core product lines.

Gross Profit
Gross profit from operations for Q311-YTD was $17.6 million compared to $14.1 million for Q310-YTD, resulting in an increase of $3.5 million or 25%.  The increase in gross profit is primarily the result of our of our business growth in the CHE and OP business units.

Approximately $2.0 million of the increase in gross profit is due to the CHE business unit’s improved operating performance. Gross profit from the CHE business unit’s operations for Q311-YTD was $8.8 million compared to $6.7 million for Q310-YTD, resulting in an increase of 31%.  Correspondingly, gross profit for the CHE business unit as a percentage of revenues for Q311-YTD was 52% compared to 50% for Q310-YTD.  The increase is a result of the introduction of new products coupled with existing products that are now produced in economic quantities.

The OP business unit recorded an increase of $1.8 million or 32% in gross profit as compared with the prior comparative period as a result of higher revenue while the gross profit margin remains relatively constant.

The FIN business recorded a decrease in gross profit of $0.3 million for the comparative periods. It is significant to note that despite the FIN business unit recording a lower profit, it reported a higher gross profit margin resulting from a better mix of financial products earning fee income and interest.

Operating Expenses
Operating expenses for the Q311-YTD were $7.3 million as compared to $4.5 million for Q310-YTD. This represents an increase of $2.8 million or 63%.

Operating expenses comprise general and administrative expenses (“G&A”), research and development (“R&D”) and sales and marketing expenses. The operating expenses for our CHE amounted to $2.8 million which included an intangible assets charge of $0.7 million. This was a non cash and non recurring transaction within our CHE business unit. The OP and FIN business units recorded $1.1 million and $0.9 million respectively. Corporate expenses amounted to $2.4 million which included $0.25 million in bonuses payable in accordance with the respective employment agreements and consulting expenses relating to various capital and debt initiatives. The main cost drivers for general and administration are consulting fees, personnel cost, travel costs, management cost, accounting and audit fees. Research and development expenses amounted to $300,000 and $187,000 for the Q311-YTD and Q310-YTD, respectively. The increase in research and development expenses is due to the development to broaden the product lines and more efficient manufacturing processing. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income from Operations
Operating income for the Q311-YTD was $10.3 million versus $9.6 million for Q310-YTD which is an increase of $0.7 million or 8%. The CHE unit contributed $1.9 million of the increase for a 39% organic growth over Q310-YTD.  However, this was reduced by an intangible assets charge of $0.7 million. This was a non cash and non recurring transaction within our CHE business unit. The OP business unit contributed $1.3 million of the increase over the corresponding comparative period or 26%. There was a slight decrease of $122,000 in the FIN business unit’s operating profit and increase in corporate expenses of $1.6 million.

Financing and Other Income/Expense
The Company’s interest and financing expenses for Q311-YTD amounted to $1.1 million compared to $0.5 million recorded in the corresponding comparative period resulting in a increase of $0.6 million. The Company’s various financial instruments remained in place. For Q311-YTD the Company incurred $126,000 in other expense.

Income before Income Taxes and Non-controlling Interests
For Q311-YTD, income before income taxes and non-controlling interest was $9.1 million versus $8.5 million for Q310-YTD, which is an increase of $0.7 million or 8%. The increase is mainly due to better results in the CHE and OP business units. The CHE business unit contributed $2.0 million to the income. However, this was reduced by an intangible assets charge of $0.7 million. This was a non cash and non recurring transaction within our CHE business unit. The OP business unit reported an increase of $1.3 million or 25% in income before income taxes for Q311-YTD. The increase in the CHE and OP business units was reduced by a decrease of $0.2 million in FIN business unit and $1.7 million in corporate expenses.

Provision for Income Taxes
For Q311-YTD, provision for income taxes was $2.8 million versus $2.2 million for Q310-YTD, which is an increase of $0.6 million or 28%. The increase is associated with higher income reported in the CHE and OP business units.

Non-controlling Interest
For Q311-YTD, the non-controlling interest was $107,000 versus $355,000 for Q310-YTD.  The decrease in non-controlling interest was due to ONE consolidating the CHE business unit directly.

Net Income attributable to Company
Net income for Q311-YTD was $6.2 million compared to $5.9 million for Q310-YTD, which is an increase of $0.3 million or 5%. The increase was largely attributable to the higher net income reported in the CHE and OP business units.

Liquidity and Capital Resources

The Company has implemented various strategies, principally of which is:
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

The Company had working capital of $18.2 million as of September 30, 2011.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the nine months ended September 30, 2011, our growth strategy, which is initially focused on organically expanding our product lines and accretive acquisitions will require substantial capital which we may not be able to obtain solely through our operations.

Based on our current plans for the rest of the financial year, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. However, to fund continued expansion of our product lines and extend our reach to broader markets, including international markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.  The comments discussed below in “Cash Flows for the nine months ended September 30, 2011 compared to September 30, 2010” section address our organic cash resources and the relevant trends and drivers associated with those cash flows.

Financial Position

Total Assets - Our total assets increased $12.8 million or 18% to $82.9 million as of September 30, 2011 from $70.1 million as of December 31, 2010, primarily as a result of a net increase in current assets and certain items of long lived assets.  (See cash flows from operating activities below for further discussion.)

The changes in current assets, certain items of long lived assets and specifically cash are more fully discussed as follows:

Total Loans – Our loans in PRC represent working capital loans that are serviced by the cash flow from our PRC subsidiaries which hold a cash balance of $14.2 million as of September 30, 2011. The loans in Canada are from our financing operations borrowed through private debentures and other financial resources, and they service this debt through the financing operation. The loans in the United States are related to acquisitions and a bridge loan which is serviced through equity transactions.

Cash Flows for the Nine Months Ended September 30, 2011 (“Q311-YTD”)  compared to September 30, 2010 (“Q310-YTD”)

Cash Flows from Operating Activities
Operating activities provided net cash of $9.8 million (Q311-YTD) and $3.9 million (Q310-YTD).  A major component of net cash provided by operations was net earnings of $6.3 million (Q311-YTD) and $6.3 million (Q310-YTD).  Certain non-cash operating activities such as amortization, depreciation and stock based compensation amounting $4.5 million (Q311-YTD) and $2.2 million (Q310-YTD) increased net income’s impact on net cash provided by operating activities to $10.8 million (Q311-YTD) and $8.4 million (Q310-YTD).

Net cash provided by operating activities was also impacted by changes in our net working capital which decreased $1.0 million in  Q311-YTD as follows:

●	$4.4 million reduction in accounts receivable resulting from successful collections;
●	$(0.4) million increase in other receivables and prepaid expenses and other assets;
●	$(0.3) million reduction in income tax payable and deferred taxes;
●	$(4.5) million increase in inventory primarily to meet the increase in demand; and
●	$(0.2) million reduction in payables and accrued expenses resulting in utilization of cash.

Cash Flows used in Investing Activities
Our investing activities used $11.2 million in net cash during Q311-YTD as compared to $5.5 million in Q310-YTD resulting in a  $5.7 million increase in net cash used between the two comparative periods. The cash flows used during Q311-YTD comprised the following significant items:

●	$5.6 million was used to fund loans receivable;
●	$1.1 million paid as deposit to acquire land use rights;
$1.0 million in acquiring property, plant and equipment;
●	$0.3 million investment in intangible assets; and
●	$3.2 million paid in deposits paid for land lease rights.

Cash Flows from Financing Activities
Our financing activities provided cash of $4.8 million during Q311-YTD which comprised the following significant items:

●	$(5.0) million in repayments of bank loans and bridge loan;
●	$0.1 million in proceeds from shareholders loans;
●	$3.6 million in proceeds from bank loans;
●	$4.8 million in funds from loans payable; and
●	$1.3 million in proceeds from common and preferred stock issuance.

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

Exchange rates	September 30, 2011		September 30, 2010
	RMB	CAD	RMB	CAD
Period end to. US$ exchange rate	639	1.03	6.70	1.03
Average period to US$ exchange rate	6.40	0.98	6.78	1.04

Subsequent Events

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of November, 2011.

ONE Bio, CORP.

Date: November 21, 2011	By:	/s/ Marius Silvasan
Marius Silvasan
Chief Executive Officer

Date: November 21, 2011	By:	/s/ Cris Neely
Cris Neely
Chief Financial Officer